Form 10-Q
period 2023-09-30
Apogee Therapeutics, Inc.
filed 2023-11-13
CIK 1974640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2023, the registrant had 50,674,296 shares of common stock, $0.00001 par value per share, outstanding, comprised of 37,187,654 shares of voting common stock, $0.00001 par value per share and 13,486,642 shares of non-voting common stock, $0.00001 par value per share.

APOGEE THERAPEUTICS, INC.

		Page
PART I	FINANCIAL INFORMATION	1
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	1
	Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2023 and 2022, the Nine Months Ended September 30, 2023 and the Period from February 4, 2022 to September 30, 2022	2
	Condensed Consolidated Statement of Comprehensive Loss for the Three Months Ended September 30, 2023 and 2022, the Nine Months Ended September 30, 2023 and the Period from February 4, 2022 to September 30, 2022	3
	Condensed Consolidated Statement of Preferred Units and Stockholders’ Equity/Members’ Deficit for the Three Months Ended September 30, 2023 and 2022, the Nine Months Ended September 30, 2023 and the Period from February 4, 2022 to September 30, 2022	4
	Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2023 and the Period from February 4, 2022 to September 30, 2022	6
	Notes to the Unaudited Interim Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38
PART II	OTHER INFORMATION	39
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70
Item 3.	Defaults Upon Senior Securities	71
Item 4.	Mine Safety Disclosures	71
Item 5.	Other Information	71
Item 6.	Exhibits	72
	Signatures	74

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

There are a number of risks, uncertainties and other factors that could cause our actual results to differ materially from the forward-looking statements expressed or implied in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other factors include, among others, the following risks, uncertainties and factors:

●	our plans to develop and commercialize our programs for the treatment of atopic dermatitis, asthma, chronic obstructive pulmonary disease and related inflammatory and immunology indications with high unmet need;
●	our ability to obtain funding for our operations, including funding necessary to complete the development and commercialization of our programs;
●	the timing and focus of our ongoing and future preclinical studies and clinical trials and the reporting of data from those studies and trials;
●	the beneficial characteristics, safety, efficacy and therapeutic effects of our programs;
●	our plans relating to the further development of our programs, including additional indications we may pursue;
●	the size of the market opportunity for our programs, including our estimates of the number of patients who suffer from the diseases we are targeting;
●	our continued reliance on third parties to conduct additional preclinical studies and clinical trials of our programs and for the manufacture of our product candidates for preclinical studies and clinical trials;
●	the success, cost and timing of our preclinical and clinical development activities and planned clinical trials;
●	our plans regarding, and our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our programs;
●	the timing of and our ability to obtain and maintain regulatory approvals for our programs, as well as future programs;
●	the rate and degree of market acceptance and clinical utility of our programs;
●	the success of competing treatments that are or may become available;
●	our ability to attract and retain key management and technical personnel;
●	our expectations regarding our ability to obtain, maintain and enforce intellectual property protection for our programs;
●	our financial performance;

●	the period over which we estimate our existing cash and cash equivalents, and marketable securities will be sufficient to fund our future operating expenses and capital expenditure requirements; and
●	our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012.

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

PART I – FINANCIAL INFORMATION

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except unit/share data)

	SEPTEMBER 30,	DECEMBER 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$188,269	$151,890
Marketable securities	234,585	—
Prepaid expenses and other current assets	3,567	165
Total current assets	426,421	152,055
Total assets	$426,421	$152,055
Liabilities, preferred units and stockholders' equity/members’ deficit
Current liabilities:
Accounts payable	$1,208	$418
Accrued expenses	15,970	9,562
Total current liabilities	17,178	9,980
Total liabilities	17,178	9,980
Commitments and contingencies (Note 8)
Series A Preferred Units; no units authorized, issued and outstanding at September 30, 2023; 20,000,000 units authorized, issued and outstanding as of December 31, 2022	—	28,971
Series B Preferred Units; no units authorized, issued and outstanding at September 30, 2023; 45,089,212 units authorized, issued and outstanding as of December 31, 2022	—	148,496
Stockholders’ equity/members’ deficit:
Common Units; no units authorized, issued and outstanding at September 30, 2023; 5,000,000 units authorized, issued and outstanding as of December 31, 2022	—	2,251
Incentive Units; no units authorized, issued and outstanding at September 30, 2023; 12,412,473 units authorized, 9,648,374 issued and 1,625,086 outstanding as of December 31, 2022	—	2,142
Preferred Stock; 10,000,000 authorized, $0.00001 par value, no shares issued and outstanding September 30, 2023; No shares authorized, issued and outstanding at December 31, 2022	—	—
Common Stock; 400,000,000 authorized, $0.00001 par value, 50,674,296 issued and 48,017,621 outstanding as of September 30, 2023; No shares authorized, issued and outstanding at December 31, 2022	—	—
Additional paid-in capital	501,143	—
Accumulated other comprehensive income	135	—
Accumulated deficit	(92,035)	(39,785)
Total stockholders’ equity/members’ deficit	409,243	(35,392)
Total liabilities, preferred units and stockholders’ equity/members’ deficit	$426,421	$152,055

The accompanying notes are an integral part of these condensed consolidated financial statements

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

(In thousands, except share and per share data)

				PERIOD FROM
			NINE MONTHS	FEBRUARY 4, 2022
	THREE MONTHS ENDED SEPTEMBER 30,		ENDED	(INCEPTION) TO
	2023	2022	SEPTEMBER 30, 2023	SEPTEMBER 30, 2022
Operating expenses:
Research and development (1)	$17,069	$9,885	$39,470	$15,578
General and administrative (2)	7,236	622	16,378	1,050
Total operating expenses	24,305	10,507	55,848	16,628
Loss from operations	(24,305)	(10,507)	(55,848)	(16,628)
Other income (expense), net:
Interest income	3,465	—	3,598	—
Other financing expense	—	(9,150)	—	(9,150)
Total other income (expense), net	3,465	(9,150)	3,598	(9,150)
Net loss	$(20,840)	$(19,657)	$(52,250)	$(25,778)
Net loss per share, basic and diluted	$(0.51)	$(9.46)	$(3.04)	$(17.00)
Weighted-average common shares outstanding, basic and diluted	41,231,379	2,078,804	17,209,842	1,516,736
(1)	Includes related-party amounts of $6,624 for the three months ended September 30, 2023, $9,596 for the three months ended September 30, 2022, $21,083 for the nine months ended September 30, 2023 and $15,219 for the period from February 4, 2022 (inception) to September 30, 2022.
(2)	Includes related-party amounts of $9 for the three months ended September 30, 2023, none for the three months ended September 30, 2022, $53 for the nine months ended September 30, 2023 and $273 for the period from February 4, 2022 (inception) to September 30, 2022.

The accompanying notes are an integral part of these condensed consolidated financial statements

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
(UNAUDITED)

(In thousands)

				PERIOD FROM
			NINE MONTHS	FEBRUARY 4, 2022
	THREE MONTHS ENDED SEPTEMBER 30,		ENDED	(INCEPTION) TO
	2023	2022	SEPTEMBER 30, 2023	SEPTEMBER 30, 2022

Net loss	$(20,840)	$(19,657)	$(52,250)	$(25,778)
Change in unrealized gains on marketable securities, net of tax	135	—	135	—
Comprehensive loss	$(20,705)	$(19,657)	$(52,115)	$(25,778)

The accompanying notes are an integral part of these condensed consolidated financial statements

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF PREFERRED UNITS AND STOCKHOLDERS’ EQUITY/MEMBERS’ DEFICIT

(UNAUDITED)

(In thousands, except unit/share data)

	SERIES A		SERIES B										ACCUMULATED	TOTAL STOCKHOLDERS'
	PREFERRED		PREFERRED		COMMON		INCENTIVE		COMMON		ADDITIONAL PAID-IN	ACCUMULATED	OTHER	EQUITY / MEMBERS’
	UNITS		UNITS		UNITS		UNITS		STOCK		CAPITAL	DEFICIT	COMPREHENSIVE INCOME	DEFICIT
	UNITS	AMOUNT	UNITS	AMOUNT	UNITS	AMOUNT	UNITS	AMOUNT	UNITS	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2022	20,000,000	$28,971	45,089,212	$148,496	5,000,000	$2,251	1,625,086	$2,142	—	$—	$—	$(39,785)	$—	$(35,392)
Equity-based compensation expense	—	—	—	—	—	—	—	1,274	—	—	—	—	—	1,274
Net loss	—	—	—	—	—	—	—	—	—	—	—	(12,525)	—	(12,525)
Balance at March 31, 2023	20,000,000	$28,971	45,089,212	$148,496	5,000,000	$2,251	1,625,086	$3,416	—	$—	$—	$(52,310)	$—	$(46,643)
Vesting of incentive units	—	—	—	—	—	—	856,457	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—	—	1,113	—	—	—	—	—	1,113
Net loss	—	—	—	—	—	—	—	—	—	—	—	(18,885)	—	(18,885)
Balance at June 30, 2023	20,000,000	$28,971	45,089,212	$148,496	5,000,000	$2,251	2,481,543	$4,529	—	$—	$—	$(71,195)	$—	$(64,415)
Vesting of incentive units	—	—	—	—	—	—	65,881	—	—	—	—	—	—	—
Exchange of preferred, common, and incentive units into common stock	(20,000,000)	(28,971)	(45,089,212)	(148,496)	(5,000,000)	(2,251)	(2,547,424)	(4,686)	27,597,438	—	184,404	—	—	177,467
Common stock issued in IPO, net of issuance costs of $29,666	—	—	—	—	—	—	—	—	20,297,500	—	315,391	—	—	315,391
Vesting of restricted common stock	—	—	—	—	—	—	—	—	122,683	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	157	—	—	1,348	—	—	1,505
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	135	135
Net loss	—	—	—	—	—	—	—	—	—	—	—	(20,840)	—	(20,840)
Balance at September 30, 2023	—	$—	—	$—	—	$—	—	$—	48,017,621	$—	$501,143	$(92,035)	$135	$409,243

The accompanying notes are an integral part of these condensed consolidated financial statements

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF PREFERRED UNITS AND STOCKHOLDERS’ EQUITY/MEMBERS’ DEFICIT

(UNAUDITED)

(In thousands, except unit/share data)

	SERIES A		SERIES B										ACCUMULATED	TOTAL
	PREFERRED		PREFERRED		COMMON		INCENTIVE		COMMON		ADDITIONAL PAID-IN	ACCUMULATED	OTHER	MEMBERS’
	UNITS		UNITS		UNITS		UNITS		STOCK		CAPITAL	DEFICIT	COMPREHENSIVE INCOME	DEFICIT
	UNITS	AMOUNT	UNITS	AMOUNT	UNITS	AMOUNT	UNITS	AMOUNT	UNITS	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at February 4, 2022 (inception)	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—
Issuance of Common Units - initial closing	—	—	—	—	1,250,000	1,688	—	—	—	—	—	—	—	1,688
Issuance of Series A Preferred Units − initial closing, net of tranche rights of $1,050 and issuance costs of $179	5,000,000	3,771	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(4,305)	—	(4,305)
Balance at March 31, 2022	5,000,000	3,771	—	—	1,250,000	1,688	—	—	—	—	—	(4,305)	—	(2,617)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,816)	—	(1,816)
Balance at June 30, 2022	5,000,000	$3,771	—	$—	1,250,000	$1,688	—	$—	—	$—	$—	$(6,121)	$—	$(4,433)
Issuance of Common Units - 2nd closing	—	—	—	—	1,250,000	—	—	—	—	—	—	—	—	—
Issuance of Series A preferred units - subsequent closings	5,000,000	5,000	—	—	—	—	—	—	—	—	—	—	—	—
Reclassification of tranche rights upon issuance of preferred units	—	(600)	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(19,657)	—	(19,657)
Balance at September 30, 2022	10,000,000	$8,171	—	$—	2,500,000	$1,688	—	$—	—	$—	$—	$(25,778)	$—	$(24,090)

The accompanying notes are an integral part of these condensed consolidated financial statements

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

		PERIOD FROM
	NINE MONTHS	FEBRUARY 4, 2022
	ENDED	(INCEPTION) TO
	SEPTEMBER 30, 2023	SEPTEMBER 30, 2022
Cash flows from operating activities:
Net loss	$(52,250)	$(25,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	3,892	—
Loss on remeasurement of tranche option liability	—	9,150
Non-cash research and development license expense	—	1,688
Amortization of discounts on marketable securities	(232)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,402)	—
Accounts payable	577	36
Accrued expenses	6,408	7,666
Net cash used in operating activities	(45,007)	(7,238)
Cash flows from investing activities:
Purchase of marketable securities	(234,218)	—
Net cash used in investing activities	(234,218)	—
Cash flows from financing activities:
Proceeds from issuance of Series A Preferred Units and the tranche option, net	—	9,821
Proceeds from issuance of common stock, net of issuance costs	315,604	—
Net cash provided by financing activities	315,604	9,821
Increase in cash and cash equivalents	36,379	2,583
Cash and cash equivalents, beginning of period	151,890	—
Cash and cash equivalents, end of period	$188,269	$2,583
Supplemental disclosures of non-cash activities:
Exchange of 72,570,755 preferred, common, and incentive units in connection with the Reorganization (Note 1)	$184,404	$—
Settlement of Series A Preferred Units tranche obligation	$—	$600
Deferred financing issuance costs in accounts payable	$213	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

APOGEE THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.Nature of the Business

Apogee Therapeutics, Inc., together with its consolidated subsidiary (collectively, “Apogee” or the “Company”), a successor to Apogee Therapeutics, LLC, is a biotechnology company seeking to develop differentiated biologics for the treatment of atopic dermatitis, asthma, chronic obstructive pulmonary disease and related inflammatory and immunology indications with high unmet need. The Company’s antibody programs are designed to overcome limitations of existing therapies by leveraging clinically validated mechanisms and incorporating advanced antibody engineering to optimize half-life and other properties designed.

The Company commenced its operations in February 2022 as a Delaware limited liability company named Apogee Therapeutics, LLC. The Company was founded by leading healthcare investors, Fairmount Funds and Venrock Healthcare Capital Partners and has since assembled a management team of drug developers with significant experience in clinical development. As a result of the Reorganization (as defined below) and in connection with the Company’s initial public offering (“IPO”) in July 2023, the Company directly wholly owns the assets of Apogee Therapeutics, LLC, including the stock of its subsidiary. The Company operates as a virtual company and, thus, does not maintain a corporate headquarters or other significant facilities. In addition, the Company engages third parties, including Paragon Therapeutics, Inc. (“Paragon”), who is also a related party, to perform ongoing research and development and other services on its behalf.

In February 2022, the Company entered into an antibody discovery and option agreement with Paragon, which was subsequently amended in November 2022 (as amended, the “2022 Option Agreement”). Under the terms of the 2022 Option Agreement, Paragon identifies, evaluates and develops antibodies directed against certain mutually agreed therapeutic targets of interest to the Company. The 2022 Option Agreement initially included two selected targets, IL-13 and IL-4Rα, and was subsequently amended in November 2022 to include an additional selected target, OX40L. Under the 2022 Option Agreement, the Company has the exclusive option to, on a research program-by-research program basis, be granted an exclusive, worldwide license to all of Paragon’s right, title and interest in and to the intellectual property resulting from the applicable research program to develop, manufacture and commercialize the antibodies and products directed to the selected targets. In November 2023, the Company entered into an additional antibody discovery and option agreement with Paragon (the “2023 Option Agreement”). Under the terms of the 2023 Option Agreement, Paragon identifies, evaluates and develops antibodies directed against certain mutually agreed therapeutic targets of interest to the Company.

In November 2022, the Company exercised its option available under the 2022 Option Agreement with respect to the IL-13 Research Program (as defined below) and, in April 2023, the Company exercised its options available under the 2022 Option Agreement with respect to the IL-4Rα Research Program and OX40L Research Program. Upon such exercises, the parties entered into associated license agreements for each target. Under the terms of each license agreement, Paragon granted to the Company an exclusive, worldwide, royalty-bearing, sublicensable right and license with respect to certain information, patent rights and sequence information related to antibodies directed at the respective target to use, make, sell, import, export and otherwise exploit the antibodies directed at the respective target. The Company is solely responsible for the development, manufacture and commercialization of IL-13, IL-4Rα and OX40L products at its own cost and expense.

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

On July 18, 2023, the Company completed its IPO, pursuant to which it issued and sold an aggregate of 20,297,500 shares of its common stock (inclusive of 2,647,500 shares pursuant to the exercise of the underwriters’ overallotment option in full) at the IPO price of $17.00 per share for net cash proceeds of $315.4 million, after deducting underwriting discounts and commissions and other offering expenses, including $0.2 million in deferred financing issuance costs in accounts payable as of September 30, 2023. The shares of Apogee Therapeutics, Inc. began trading on the Nasdaq Global Market on July 14, 2023 under the ticker symbol APGE.

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

Company Liquidity

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the accompanying condensed consolidated financial statements are issued. The Company had an accumulated deficit of $92.0 million as of September 30, 2023. Further, the Company incurred a net loss of $52.3 million and experienced negative cash flows from operations of $45.0 million for the nine months ended September 30, 2023. Based on the Company’s current operating plan, it estimates that its existing cash and cash equivalents of $188.3 million, and marketable securities of $234.6 million as of September 30, 2023 will be sufficient to enable the Company to fund its operating expenses and capital requirements through at least the next twelve months from the issuance of these condensed consolidated financial statements.

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

Basis of Presentation

The condensed consolidated financial statements prior to the Reorganization include the accounts of Apogee Therapeutics, LLC and its wholly-owned subsidiary. The condensed consolidated financial statements subsequent to the Reorganization include the accounts of Apogee Therapeutics, Inc. and its wholly-owned subsidiary.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Apogee Therapeutics, Inc. and its wholly-owned subsidiary, Apogee Biologics, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original final maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents include cash held in banks and amounts held in interest-bearing money market funds and U.S. treasury securities.

Available-For-Sale Securities

The Company’s investments are comprised of U.S. government agency securities and U.S. treasury securities. Investments are classified at the time of purchase, based on management’s intent, as held-to-maturity, available-for-sale, or trading. All of the Company’s marketable security investments are classified as available-for-sale securities and are reported at fair market value using quoted prices in active markets for similar securities. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included as a component of other income within the condensed consolidated statements of operations and comprehensive loss.

The Company assesses its available-for-sale securities under the available-for-sale security impairment model in ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements as of each reporting date in order to determine if a portion of any decline in fair value below carrying value is the result of a credit loss for its available-for-sale securities. The Company records credit losses for its available-for-sale securities in the condensed consolidated statements of operations and comprehensive loss as credit loss expense, which is limited to the difference between the fair value and the amortized cost of the security. To date, the Company has not recorded any credit losses on its available-for-sale securities. Declines in fair value below carrying value attributable to non-credit related factors are recorded as accumulated other comprehensive loss, which is a separate component of stockholders’ equity.

The Company classifies its available-for-sale securities as current assets on the condensed consolidated balance sheets as they mature within one year from the balance sheet date.

Equity-Based Compensation

Prior to the Reorganization, the Company issued equity-based awards to employees, managers, executives, non-employees and service providers in the form of common units and incentive units. Subsequent to the Reorganization, the Company issued equity-based awards to employees, managers, executives, non-employees and service providers in the form of restricted common stock and stock options. The Company accounts for equity-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”).

Due to the absence of an active market for the Company’s common units or incentive units prior to the completion of the IPO, the Company utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common units and incentive units. The estimated fair value of the common units and incentive units was determined at each grant date based upon a variety of factors, including the illiquid nature of the common units, arm’s-length sales of the Company’s equity units (including preferred units), the effect of the rights and preferences of the preferred unit unitholders, and the prospects of a liquidity event. Among other factors are the Company’s financial position and historical financial performance, the status of technological developments within the Company’s research, the composition and ability of the current research and management team, an evaluation or benchmark of the Company’s competition, and the current business climate in the marketplace. Significant changes to the key assumptions underlying the factors used could have resulted in different fair values of the common units and incentive units at each valuation date.

Subsequent to the completion of the IPO, the fair value of the Company’s common stock underlying its equity awards is based on the quoted market price of the Company’s common stock on the grant date.

The Company estimates the fair value of its stock options using the Black-Scholes option pricing model, which uses as inputs the fair value of the Company’s common stock, and certain management estimates, including the expected stock price volatility, the expected term of the award, the risk-free rate, and expected dividends. Expected volatility is calculated based on reported volatility data for a representative group of publicly traded companies for which historical information is available. The Company selects companies with comparable characteristics with historical share price information that approximates the expected term of the equity-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period that approximates the calculated expected term of the stock options. The Company will continue to apply this method until a sufficient amount of historical information regarding the volatility of its stock price becomes available. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. The Company uses the simplified method, under which the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. The Company utilizes this method due to lack of historical exercise data. The expected dividend yield is assumed to be zero as the Company has no current plans to pay any dividends on common stock.

The Company generally issues equity awards that are subject to either service-based vesting conditions and in limited instances, service-based and performance-based vesting conditions. Compensation expense for awards issued to grantees with service-based vesting conditions are recognized on a straight-line basis based on the grant date fair value over the associated requisite service period of the award, which is generally the vesting term. Compensation expense for awards to grantees with service-based and performance-based vesting conditions are recognized based on the grant-date fair value over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable. As of each reporting date, the Company estimates the probability that specified performance criteria will be met and does not recognize compensation expense until it is probable that the performance-based vesting condition will be achieved.

The Company evaluates whether an equity award should be classified and accounted for as a liability award or equity award for all equity-based compensation awards granted. As of September 30, 2023, all of the Company’s equity-based awards were equity classified. Forfeitures are recognized as they occur. The Company classifies equity-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified, as applicable.

Concentrations of Credit Risk and Significant Suppliers

Financial instruments that potentially expose the Company to credit risk primarily consist of cash and cash equivalents. The Company maintains its cash and cash equivalents with accredited financial institutions and, consequently, the Company does not believe it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Bank accounts in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2023 and December 31, 2022, predominantly all of the Company’s primary operating accounts significantly exceeded the FDIC limits.

The Company is dependent on third-party organizations to research, develop, manufacture and process its product candidates for its development programs. In particular, the Company relies on one third-party contract manufacturer to produce and process its two most advanced programs, APG777 and APG808, for preclinical and clinical activities. The Company expects to continue to be dependent on a small number of manufacturers to supply it with its requirements for all products. The Company’s research and development programs could be adversely affected by a significant interruption in the supply of the necessary materials. A significant amount of the Company’s research and development activities are performed under its agreements with Paragon (see Note 7).

Off-Balance Sheet Risk

As of September 30, 2023 and December 31, 2022, the Company had no off-balance sheet risks such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders' equity that result from transactions and events other than those with stockholders. The Company’s unrealized gains and losses on available-for-sale securities represent the only component of other comprehensive loss that are excluded from the reported net loss and that are presented in the condensed consolidated statements of comprehensive loss.

Net Loss Per Share

The Company follows the two-class method when computing net loss per share. Prior to the Reorganization, the Company issued units that met the definition of participating securities, including the Company’s Series A Preferred Units, the Series B Preferred Units, and vested incentive units (each a participating security), and subsequent to the Reorganization, the Company has two classes of common stock outstanding comprised of voting and non-voting shares. The rights of the holders of voting and non-voting shares are identical, except with respect to voting and conversion. Each share of non-voting stock may be converted into one share of voting stock at any time at the option of the stockholder, subject to certain beneficial ownership limitations. The two-class method determines net loss per unit and net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income for the period to be allocated between common and participating securities based upon their respective rights to share in the income as if all income for the period had been distributed. Prior to the Reorganization, during periods of loss, there was no allocation required under the two-class method since the participating securities did not have a contractual obligation to fund the losses of the Company. Subsequent to the Reorganization, net loss per share for each class of common stock issued is the same as they are entitled to the same liquidation and dividend rights.

Prior to the Reorganization, the Company calculated basic net loss per common share by dividing net loss by the weighted-average number of common units outstanding for the period. Subsequent to the Reorganization, the Company calculates basic net loss per common share by dividing net loss by the weighted-average number of common shares outstanding for the period. The Company has generated a net loss in the periods presented so the basic and diluted net loss per unit and net loss per share are the same as the inclusion of the potentially dilutive securities would be anti-dilutive.

For periods presented that include the Reorganization, including the three and nine months ended September 30, 2023, the weighted-average shares of common stock outstanding include the weighted average number of common units outstanding prior to the Reorganization.

3.Available-For-Sale Securities

The Company did not hold any available-for-sale securities as of December 31, 2022. The following is a summary of the Company’s investing portfolio as of September 30, 2023 (in thousands):

		AS OF SEPTEMBER 30, 2023
	AMORTIZED	UNREALIZED
	COST	GAINS	LOSSES	FAIR VALUE
Cash equivalents:
U.S. treasury securities	$59,685	$8	$—	$59,693
Marketable securities
U.S. treasury securities	117,635	6	(13)	117,628
Debt securities issued by U.S. government agencies	116,823	148	(14)	116,957
	$294,143	$162	$(27)	$294,278

As of September 30, 2023, the Company had seven securities with a total fair market value of $71.4 million in an unrealized loss position. The Company does not intend to sell its investments before recovery of the amortized cost basis of its debt securities at maturity and no allowance for credit losses was recorded as of September 30, 2023. All securities held by the Company have a maturity date of one year or less.

Securities are evaluated at the end of each reporting period. The Company did not record any impairment related to its available-for-sale securities during the three and nine months ended September 30, 2023.

4.Fair Value Measurements

The Company estimated the fair value of the Tranche Options, as defined below (see Note 9), at the time of issuance and subsequently remeasured them at each reporting period and prior to settlement, which occurred prior to December 31, 2022. The fair value of the Tranche Options was determined using a contingent forward model, which considered as inputs the estimated fair value of the preferred units as of each valuation date, the risk-free interest rate, probability of achievement, salvage value and estimated time to each tranche closing. The most significant assumptions in the contingent forward model impacting the fair value of the Tranche Options is the fair value of the Company’s Series A Preferred Unit, probability of achievement and time to the tranche closing as of each measurement date. The Company determined the fair value per share of the underlying preferred unit by taking into consideration the most recent sales of its preferred units, results obtained from third-party valuations and additional factors the Company deems relevant.

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a reoccurring basis and indicates the level of fair value hierarchy utilized to determine such values as of September 30, 2023 (in thousands):

	AS OF SEPTEMBER 30, 2023
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Cash equivalents:
Money market funds	$103,776	$—	$—	$103,776
U.S. treasury securities	59,693	—	—	59,693
Marketable securities:
U.S. treasury securities	117,628	—	—	117,628
Debt securities issued by U.S. government agencies	—	116,957	—	116,957
	$281,097	$116,957	$—	$398,054

The following table provides a reconciliation of all assets and liabilities measured at fair value using Level 3 significant unobservable inputs which were settled during the period from February 4, 2022 (inception) to September 30, 2022 (in thousands):

	PREFERRED UNIT	PREFERRED UNIT	PREFERRED UNIT
	TRANCHE OPTION	TRANCHE OPTION	TRANCHE OPTION,
	ASSET	(LIABILITY)	NET
Balance as of February 4, 2022 (inception)	$—	$—	$—
Issuance	650	(1,700)	(1,050)
Change in fair value	(50)	(9,100)	(9,150)
Transfer to temporary equity upon settlement	(600)	—	(600)
Balance as of September 30, 2022	$—	$(10,800)	$(10,800)

5.Prepaids and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2023	2022
Prepaid expenses	$2,156	$108
Other current assets	1,411	57
Total	$3,567	$165

6.Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2023	2022
Accrued external research and development expenses	$13,057	$8,847
Accrued other	692	200
Accrued employee compensation	2,221	515
Total	$15,970	$9,562

7.Other Significant Agreements

Paragon Option Agreements

In February 2022, the Company entered into an antibody discovery and option agreement with Paragon, which was subsequently amended in November 2022 (as amended, the “2022 Option Agreement”). Under the terms of the 2022 Option Agreement, Paragon identifies, evaluates and develops antibodies directed against certain mutually agreed therapeutic targets of interest to the Company. The 2022 Option Agreement initially included two selected targets, IL-13 and IL-4Rα, and was subsequently amended in November 2022 to include an additional selected target, OX40L. Under the 2022 Option Agreement, the Company has the exclusive option to, on a research program-by-research program basis, be granted an exclusive, worldwide license to all of Paragon’s right, title and interest in and to the intellectual property resulting from the applicable research program to develop, manufacture and commercialize the antibodies and products directed to the selected targets (each, an “Option”). From time to time, the Company can choose to add additional targets to the collaboration by mutual agreement with Paragon.

Pursuant to the terms of the 2022 Option Agreement, the parties initiated certain research programs that generally focus on a particular target (each, a “Research Program”). Each Research Program is aimed at discovering, generating, identifying and/or characterizing antibodies directed to the respective target. For each Research Program, the parties established a research plan that sets forth the activities that will be conducted, and the associated research budget (each, a “Research Plan”). Upon execution of the 2022 Option Agreement, the Company and Paragon agreed on an initial Research Plan that outlined the services that will be performed commencing at inception of the arrangement related to IL-13 and IL-4Rα. The Research Plan for OX40L was agreed to prior to December 31, 2022. The Company’s exclusive option with respect to each Research Program is exercisable at its sole discretion at any time during the period beginning on the initiation of activities under the associated Research Program and ending a specified number of days following the delivery of the data package from Paragon related to the results of the Research Plan activities (the “Option Period”). There is no payment due upon exercise of an Option pursuant to the 2022 Option Agreement.

Unless terminated earlier, the 2022 Option Agreement shall continue in force on a Research Program-by-Research Program basis until the earlier of: (i) the end of the Option Period for such Research Program, as applicable, if such Option is not exercised by the Company; and (ii) the effective date of the license agreement for such Research Program if the Company exercises its Option with respect to such Research Program (the “2022 Term”). Upon the expiration of the 2022 Term for all then-existing Research Programs, under the 2022 Option Agreement, the 2022 Option Agreement will automatically expire in its entirety. The Company may terminate the 2022 Option Agreement or any Research Program at any time for any or no reason upon 30 days’ prior written notice to Paragon, provided that the Company must pay certain unpaid fees due to Paragon upon such termination, as well as any non-cancellable obligations reasonably incurred by Paragon in connection with its activities under any terminated Research Program. Each party has the right to terminate the 2022 Option Agreement or any Research Program upon (i) 30 days’ prior written notice of the other party’s material breach that remains uncured for the 30 day period and (ii) the other party’s bankruptcy.

In consideration for the exclusive options granted under the 2022 Option Agreement, the Company paid an upfront cash amount of $1.3 million and issued 1,250,000 common units to Paragon. Paragon was also entitled to up to an additional 3,750,000 of common units in exchange for the rights granted under the 2022 Option Agreement, which were issued in connection with the closings of the additional Tranche Options of the Series A Preferred Unit financing (see Note 9). Through December 31, 2022, the Company had issued a total of 5,000,000 common units to Paragon with an aggregate fair value of $2.2 million on the grant date. Under the 2022 Option Agreement, on a Research Program-by-Research Program basis following the finalization of the Research Plan for each respective Research Program, the Company is required to pay Paragon a nonrefundable fee in cash of $0.5 million. The Company is also obligated to compensate Paragon on a quarterly basis for its services performed under each Research Program based on the actual costs incurred. The Company expenses the service fees as the associated costs are incurred when the underlying services are rendered. Such amounts are classified within research and development expenses in the accompanying condensed consolidated statement of operations and comprehensive loss.

The Company concluded that the rights obtained under the 2022 Option Agreement represent an asset acquisition whereby the underlying assets comprise in-process research and development assets with no alternative future use. The 2022 Option Agreement did not qualify as a business combination because substantially all of the fair value of the assets acquired was concentrated in the exclusive license options, which represent a group of similar identifiable assets. Therefore, the aggregate acquisition cost of $2.9 million, related to the upfront cash and equity payments, was recognized as acquired in-process research and development expense, which is reported as a component of research and development expense during the period from February 4, 2022 (inception) to September 30, 2022. Amounts paid as on-going development cost reimbursements associated with services being rendered under the related Research Programs is recognized as research and development expense when incurred.

In November 2023, the Company entered into an additional antibody discovery and option agreement with Paragon (the “2023 Option Agreement,” and together with the 2022 Option Agreement, collectively the “Option Agreements”). Under the terms of the 2023 Option Agreement, Paragon identifies, evaluates and develops antibodies directed against certain mutually agreed therapeutic targets of interest to the Company. The 2023 Option Agreement initially includes one undisclosed target. Under the 2023 Option Agreement, the Company has the exclusive option to, on a research program-by-research program basis, be granted an exclusive, worldwide license to all of Paragon’s right, title and interest in and to the intellectual property resulting from the applicable research program to develop, manufacture and commercialize the antibodies and products directed to the selected targets Option. From time to time, the Company can choose to add additional targets to the collaboration by mutual agreement with Paragon.

Pursuant to the terms of the 2023 Option Agreement, the parties may initiate Research Programs. Each Research Program is aimed at discovering, generating, identifying and/or characterizing antibodies directed to the respective target. For each Research Program, the parties must establish a Research Plan. The Company and Paragon will agree on an initial Research Plan that outlines the services that will be performed commencing at inception of the arrangement related to the undisclosed target. The Company’s exclusive option with respect to each Research Program is exercisable at its sole discretion at any time during the period beginning on the initiation of activities under the associated Research Program and ending a specified number of days following the delivery of the data package from Paragon related to the results of the Research Plan activities. There is no payment due upon exercise of an Option pursuant to the 2023 Option Agreement. Following entry into the 2023 Option Agreement, the Company and Paragon will negotiate a form of License Agreement to be entered into in the event that the Company exercises its exclusive option with respect to each Research Program, which License Agreement will include certain pre-agreed economic and other business terms.

Unless terminated earlier, the 2023 Option Agreement shall continue in force on a Research Program-by-Research Program basis until the earlier of: (i) the end of the Option Period for such Research Program, as applicable, if such Option is not exercised by the Company; and (ii) the effective date of the license agreement for such Research Program if the Company exercises its Option with respect to such Research Program (the “2023 Term”). Upon the expiration of the 2023 Term for all then-existing Research Programs, under the 2023 Option Agreement, the 2023 Option Agreement will automatically expire in its entirety. The Company may terminate the 2023 Option Agreement or any Research Program at any time for any or no reason upon 30 days’ prior written notice to Paragon, provided that the Company must pay certain unpaid fees due to Paragon upon such termination, as well as any non-cancellable obligations reasonably incurred by Paragon in connection with its activities under any terminated Research Program. Each party has the right to terminate the 2023 Option Agreement or any Research Program upon (i) 30 days’ prior written notice of the other party’s material breach that remains uncured for the 30 day period and (ii) the other party’s bankruptcy.

Under the 223 Option Agreement, on a Research Program-by-Research Program basis following the finalization of the Research Plan for each respective Research Program, the Company is required to pay Paragon a nonrefundable fee in cash of $2.0 million. The Company is also obligated to compensate Paragon on a quarterly basis for its services performed under each Research Program based on the actual costs incurred. The Company expenses the service fees as the associated costs are incurred when the underlying services are rendered.

For the three months ended September 30, 2022 and for the period from February 4, 2022 (inception) to September 30, 2022, the Company recognized $9.6 million and $15.5 million, respectively, and for the three and nine months ended September 30, 2023, the Company recognized $4.4 million and $12.1 million, respectively, of research and development expense in connection with services provided by Paragon under the Option Agreements, including nonrefundable fees following the finalization of a Research Plan.

Paragon License Agreements

In November 2022, the Company exercised its option available under the 2022 Option Agreement with respect to the IL-13 Research Program. Upon such exercise, the parties entered into an associated license agreement (the “IL-13 License Agreement”). In April 2023, the Company exercised its option available under the 2022 Option Agreement with respect to the IL- 4Rα Research Program and OX40L Research Program. Upon such exercise, the parties entered into associated license agreements (the “IL-4Rα License Agreement” and the “OX40L License Agreement,” respectively, and collectively with the IL-13 License Agreement, the “License Agreements”). Under the terms of each of the License Agreements, Paragon granted to the Company an exclusive, worldwide, royalty-bearing, sublicensable right and license with respect to certain information, patent rights and sequence information related to antibodies directed at the respective target to use, make, sell, import, export and otherwise exploit the antibodies directed at the respective target. Pursuant to the License Agreements, the Company granted to Paragon a similar license (except that such license the Company granted to Paragon is non-exclusive) to the respective licenses with respect to multispecific antibodies that are directed at the respective target and one or more other antibodies. The Company was also granted a right of first negotiation with Paragon concerning the development, license and grant of rights to certain multispecific antibodies associated with each license. The Company is solely responsible for the continued development, manufacture and commercialization of products at its own cost and expense for each licensed target.

The Company is obligated to pay Paragon up to $3.0 million upon the achievement of specific development and clinical milestones for the first product under each of the License Agreements that achieves such specified milestones, including a payment of $1.0 million upon the nomination of a development candidate and $2.0 million upon the first dosing of a human patient in a Phase 1 trial. Upon execution of the IL-13 License Agreement, the Company paid Paragon a $1.0 million fee for the nomination of a development candidate. In August 2023, the Company dosed its first participant in the Phase 1 trial of APG777 and incurred a milestone payment of $2.0 million to Paragon in the third quarter of 2023. The nomination of a development candidate under the IL-4Rα License Agreement and the OX40L License Agreement had not yet occurred as of September 30, 2023. Except for the two milestone payments totaling an aggregate of $3.0 million, no other milestone or royalty payments have become due to Paragon through September 30, 2023. In November 2023, the Company finalized the nomination of a development candidate under the IL-4Rα License Agreement and will make a milestone payment of $1.0 million to Paragon in the fourth quarter of 2023.

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

The Company concluded that each of the License Agreements constitutes an asset acquisition of in-process research and development assets with no alternative future use. Each of the arrangements did not qualify as a business combination because substantially all of the fair value of the assets acquired was concentrated in the license which comprises a single identifiable asset. Therefore, the aggregate acquisition cost for each license was recognized as research and development expense. No expense was recognized for the three months ended September 30, 2022 and for the period from February 4, 2022 (inception) to September 30, 2022, as a program candidate was not nominated until November 2022. For the three and nine months ended September 30, 2023, the Company recognized $2.3 million and $9.1 million, respectively, of research and development expense in connection with services provided by Paragon under the License Agreements.

Biologics Master Services Agreement — WuXi Biologics (Hong Kong) Limited

In June 2022, Paragon and WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”) entered into a biologics master services agreement (the “WuXi Biologics MSA”), which was subsequently novated to the Company by Paragon in the second quarter of 2023. The WuXi Biologics MSA governs all development activities and GMP manufacturing and testing for APG777 and APG808 programs, as well as the Company’s other programs, on a work order basis. Under the WuXi Biologics MSA, the Company is obligated to pay WuXi Biologics a service fee and all non-cancellable obligations in the amount specified in each work order associated with the agreement for the provision of services.

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

For the three and nine months ended September 30, 2023, the Company recognized $6.4 million and $9.6 million, respectively, of research and development expense in connection with the WuXi Biologics MSA subsequent to novation. As of September 30, 2023, there were no non-cancelable obligations under the WuXi Biologics MSA.

Cell Line License Agreement — WuXi Biologics (Hong Kong) Limited

In June 2022, Paragon and WuXi Biologics entered into a cell line license agreement (the “Cell Line License Agreement”), which was subsequently novated to the Company by Paragon in the second quarter of 2023. Under the Cell Line License Agreement, the Company received a non-exclusive, worldwide, sublicensable license to certain of WuXi Biologics’s know-how, cell line, biological materials (the “WuXi Biologics Licensed Technology”) and media and feeds to make, have made, use, sell and import certain therapeutic products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the “WuXi Biologics Licensed Products”). Specifically, the WuXi Biologics Licensed Technology is used to manufacture a component of the APG777 and APG808 programs.

In consideration for the license, the Company agreed to pay WuXi Biologics a non-refundable license fee of $150,000 for each licensed cell line. Additionally, if the Company manufactures all of its commercial supplies of bulk drug product with a manufacturer other than WuXi Biologics or its affiliates, it is required to make royalty payments to WuXi Biologics in an amount equal to a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer (the “Royalty”). If the Company manufactures part of its commercial supplies of the WuXi Biologics Licensed Products with WuXi Biologics or its affiliates, then the Royalty will be reduced accordingly on a pro rata basis.

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

8.Commitments and Contingencies

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

Indemnification Agreements

The Company enters into standard indemnification agreements and/or indemnification sections in other agreements in the ordinary course of business. Pursuant to the agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company was not aware of any claims under these indemnification arrangements as of September 30, 2023 and December 31, 2022.

Legal Proceedings

The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of FASB ASC Topic 450, Contingencies (“ASC 450”). The Company expenses as incurred the costs related to its legal proceedings.

9.Preferred Shares

As of December 31, 2022, the Company had authorized, issued and outstanding an aggregate of 65,089,212 preferred units, of which 20,000,000 units had been designated as Series A Preferred Units and 45,089,212 units had been designated as Series B Preferred Units. All outstanding preferred units were exchanged for 24,987,750 shares of common stock (or non-voting common stock in lieu thereof) in connection with the IPO in July 2023. As of September 30, 2023, the Company did not have any outstanding preferred units.

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

The Company’s preferred units as of December 31, 2022 consisted of the following (in thousands, except unit amounts):

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

10.Common Stock

In July 2023, the Company completed its IPO, selling an aggregate 20,297,500 shares of common stock. All outstanding preferred units were exchanged into 24,987,750 shares of common stock in connection with the IPO. Following the IPO, the Company is authorized to issue 400,000,000 shares of common stock, par value $0.00001. As of September 30, 2023, 50,674,296 and 48,017,621 shares of common stock were issued and outstanding, respectively. The 50,674,296 shares of common stock issued is comprised of 37,187,654 shares of voting common stock, and 13,486,642 shares of non-voting common stock, respectively. As of September 30, 2023, there are 2,656,675 shares of unvested restricted common stock included within the shares of common stock issued.

As of December 31, 2022, the Company had 5,000,000 common units authorized, issued and outstanding.

11.Equity-Based Compensation

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

The Company accounts for equity-based compensation in accordance with ASC 718. In accordance with ASC 718, compensation cost is measured at estimated fair value and is included as compensation expense over the vesting period during which service is provided in exchange for the award. The service-based incentive unit grants generally vest over a four-year service period, with the first 25% vesting on the 12-month anniversary of the vesting start date and the remaining vesting in equal monthly installments over the following 36 months. The service-based and performance-based incentive unit grant, which the Company has one such award, vests in the same manner as the service-based award upon the achievement of the performance condition. The Company had one incentive unit grant which vested immediately upon issuance. The holders of vested incentive units are entitled to distributions and are not required to purchase or “exercise” their incentive units in order to receive such distributions. However, distributions to incentive unit holders began only after the cumulative amount distributed to common unit holders exceeds the strike price with respect to such incentive unit.

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

The following assumptions were used in determining the fair value of incentive units granted during the period:

NINE MONTHS
ENDED
SEPTEMBER 30,
2023
Risk free interest rate	4.1% - 4.9%
Expected dividend yield	0.0%
Expected term (in years)	0.17 – 2
Expected volatility	84% - 90%

The following table summarizes the Company’s unvested incentive unit activity:

		WEIGHTED-
		AVERAGE
	NUMBER OF	GRANT DATE FAIR
	UNITS	VALUE PER UNIT
Unvested incentive units as of December 31, 2022	8,023,288	$1.20
Granted	4,621,901	$1.32
Vested	(922,338)	$1.54
Exchanged for unvested restricted common stock	(11,722,851)	$1.22
Unvested incentive units as of September 30, 2023	—	$—

Restricted Common Stock

Concurrent with the Reorganization, all of the outstanding incentive units were exchanged into 3,469,546 shares of common stock, of which 2,779,358 were unvested restricted common stock. The following table provides a summary of the unvested restricted common stock award activity during the nine months ended September 30, 2023:

		WEIGHTED-
		AVERAGE
	NUMBER OF	GRANT DATE FAIR
	SHARES	VALUE PER SHARE
Unvested restricted common stock as of December 31, 2022	—	$—
Exchange of incentive units	2,779,358	$5.16
Vested	(122,683)	$3.78
Unvested restricted common stock as of September 30, 2023	2,656,675	$5.22

2023 Equity Incentive Plan

In July 2023, in connection with the IPO, the Company’s Board of Directors (the “Board”) and stockholders approved the 2023 Equity Incentive Plan (the “2023 Plan”), which became effective on the date of the effectiveness of the registration statement for the IPO. The 2023 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards. The number of shares of common stock reserved for issuance under the 2023 Plan is equal to 6,706,037 shares of common stock. The number of shares available for grant and issuance under the 2023 Plan will be automatically increased on January 1 of each year by a number of shares equal to up to 5% of the outstanding shares of common stock on such date.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions:

THREE MONTHS
ENDED
SEPTEMBER 30,
2023
Common stock fair value	$17.00 - $23.60
Risk free interest rate	1.8% - 2.1%
Expected dividend yield	0.0%
Expected term (in years)	5.75 - 6.25
Expected volatility	96.8% - 99.9%

The following table provides a summary of stock option activity under the 2023 Plan during the nine months ended September 30, 2023:

		WEIGHTED-	WEIGHTED-	AGGREGATE
		AVERAGE	AVERAGE	INTRINSIC
		EXERCISE	REMAINING	VALUE
	OPTIONS	PRICE	CONTRACTUAL TERM	(IN THOUSANDS)
Outstanding as of December 31, 2022	—	$—	—	$—
Granted	637,546	$20.28	9.84	$—
Outstanding as of September 30, 2023	637,546	$20.28	9.84	$1,317
Vested and expected to vest as of September 30, 2023	637,546	$20.28	9.84	$1,317
Exerciseable as of September 30, 2023	1,389	$23.60	9.89	$—

2023 Employee Stock Purchase Plan

In July 2023, the Board adopted and the Company’s stockholders approved the 2023 Employee Stock Purchase Plan, (the “ESPP”), which became effective on July 13, 2023. A total of 479,003 shares of common stock were reserved for issuance under the ESPP. As of September 30, 2023, no shares have been issued under the ESPP.

Equity-Based Compensation Expense

The following table presents the classification of equity-based compensation expense related to equity awards granted to employees, managers, executives, and service providers (in thousands):

	THREE MONTHS	NINE MONTHS	FEBRUARY 4, 2022
	ENDED SEPTEMBER 30,	ENDED SEPTEMBER 30,	(INCEPTION) to
	2023	2023	SEPTEMBER 30, 2022
Research and development expense	$417	$755	$—
General and administrative expense	1,088	3,137	—
Total	$1,505	$3,892	$—

As of September 30, 2023, the total unrecognized compensation expense related to the Company’s unvested restricted stock and stock options was $21.4 million, which the Company expects to recognize over a weighted-average period of approximately 3.0 years. For the period from February 4, 2022 (inception) to September 30, 2022, the Company recognized an additional $1.7 million of equity-based compensation expense, in connection with the additional common units issued under the 2022 Option Agreement with Paragon.

In August 2023, the Board approved two option grants to the new Chairman of the Board, (1) to purchase 50,000 shares of the Company’s common stock under the 2023 Plan (“first option”), and (2) to purchase 100,000 shares of the Company’s common stock outside of the 2023 Plan (“second option”), in which the shares underlying both options will vest and become exercisable in equal monthly installments over a three-year period from August 2023. The second option is contingent upon approval of the shares underlying the award by the Company’s stockholders at the 2024 Annual Meeting of Stockholders and failure to obtain stockholder approval will result in the forfeiture of the award.  Prior to receiving stockholder approval for the second option, neither a grant date nor a service inception date will occur, and no compensation cost is recognized for the award. Should stockholder approval be received at the 2024 Annual Meeting of Stockholders, a cumulative catch-up in equity-based compensation for the second option will be recognized on the date of stockholder approval.

12.Related Parties

Under the Option Agreements and the License Agreements, Paragon, a member of the Company which was founded by a Series A Unit investor, received upfront consideration in the form of common units, is entitled to receive milestone and royalty payments upon specific conditions and receives payments from the Company for providing ongoing services under the agreements (see Note 7). As of September 30, 2023 and December 31, 2022, $6.6 million and $8.0 million was due to Paragon, respectively. The Company incurred $6.6 million and $21.1 million of research and development expenses for the three and nine months ended

September 30, 2023, respectively. The Company incurred $9.6 million and $15.2 million of research and development expenses for the three months ended September 30, 2022 and for the period from February 4, 2022 (inception) to September 30, 2022, respectively.

13.Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

				PERIOD FROM
			NINE MONTHS	FEBRUARY 4
	THREE MONTHS ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,	(INCEPTION) TO
	2023	2022	2023	SEPTEMBER 30, 2022
Numerator:
Net loss	$(20,840)	$(19,657)	$(52,250)	$(25,778)
Net loss attributable to common stockholders, basic and diluted	$(20,840)	$(19,657)	$(52,250)	$(25,778)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	41,231,379	2,078,804	17,209,842	1,516,736
Net loss per share attributable to common stockholders, basic and diluted	$(0.51)	$(9.46)	$(3.04)	$(17.00)

The following potential common shares, presented based on amounts outstanding period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the period indicated because including them would have been anti-dilutive:

				PERIOD FROM
			NINE MONTHS	FEBRUARY 4
	THREE MONTHS ENDED SEPTEMBER 30,		ENDED	(INCEPTION) TO
	2023	2022	SEPTEMBER 30, 2023	SEPTEMBER 30, 2022
Series A Preferred Units	—	10,000,000	—	10,000,000
Stock options	637,546	—	637,546	—
Unvested restricted common stock	2,656,675	—	2,656,675	—
Total	3,294,221	10,000,000	3,294,221	10,000,000

14.Subsequent Events

The Company evaluated subsequent events through the date on which these financial statements were issued to ensure that these condensed consolidated financial statements include appropriate disclosure of events both recognized in the financial statements as of September 30, 2023 and events which occurred subsequently but not recognized in the financial statements. No subsequent events have occurred that require disclosure, except as disclosed below.

In November 2023, the Company finalized the nomination of a development candidate under the IL-4Rα License Agreement and will make a milestone payment of $1.0 million to Paragon in the fourth quarter of 2023.

In November 2023, the Company entered into the 2023 Option Agreement with Paragon. Under the terms of the 2023 Option Agreement, Paragon identifies, evaluates and develops antibodies directed against certain mutually agreed therapeutic targets of interest to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), as well as our audited consolidated financial statements and the related notes included in our final prospectus for our initial public offering (“IPO”) filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) on July 17, 2023 (the “Prospectus”). The following discussion contains forward-looking statements that reflect our current plans, estimates and beliefs. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our actual results and the timing of events could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in the section titled “Risk Factors.” We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. Forward-looking statements are not historical facts, reflect our current views with respect to future events, and apply only as of the date made. We do not intend, and undertake no obligation, to update these forward-looking statements, except as required by law. Unless the context requires otherwise, references to “we,” “us,” “our,” “Apogee” or “the Company” refer to Apogee Therapeutics, Inc. and its subsidiary.

Overview

We are a biotechnology company seeking to develop differentiated biologics for the treatment of atopic dermatitis (“AD”), asthma, chronic obstructive pulmonary disease (“COPD”), and related inflammatory and immunology (“I&I”) indications with high unmet need. Our antibody programs leverage clinically validated mechanisms and incorporate advanced antibody engineering to optimize half-life and other properties designed to overcome limitations of existing therapies. The Company commenced its operations in February 2022 as a Delaware limited liability company named Apogee Therapeutics, LLC. The Company was founded by leading healthcare investors, Fairmount Funds and Venrock Healthcare Capital Partners, and has since assembled a management team of drug developers with significant experience in clinical development. Apogee Therapeutics, Inc., a successor to Apogee Therapeutics, LLC, was formed as a Delaware corporation in June 2023 in preparation for our initial public offering (“IPO”). We operate as a virtual company and, thus, do not maintain a corporate headquarters or other significant facilities. In addition, we engage significantly with third parties, including Paragon Therapeutics, Inc. (“Paragon”), who is also a related party, to perform ongoing research and development activities and other services on our behalf.

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

In August 2023, we dosed our first participant in our first clinical trial for APG777. The APG777 Phase 1 trial is a double-blind, placebo-controlled study in healthy volunteers and consists of a single-ascending dose (“SAD”) component and a multiple-ascending dose (“MAD”) component. The study is expected to enroll approximately 40 healthy adult subjects into three SAD and two MAD cohorts. The primary endpoint is safety and a key secondary endpoint is pharmacokinetic (“PK”). The Phase 1 trial is ongoing and we expect initial safety and PK data from this trial in mid-2024. Pending data from the Phase 1 trial, Apogee plans to initiate a randomized, placebo-controlled, 16-week Phase 2 clinical trial in patients with moderate-to-severe AD in 2024.

In November 2023, we finalized the nomination of a development candidate for APG808, a subcutaneous, extended half-life mAb targeting IL-4Rα, a target with clinical validation across eight Type 2 allergic diseases. APG808 has similar binding femtomolar affinity for IL-4Rα as a first generation mAb, DUPIXENT, and has demonstrated similar inhibition to DUPIXENT across three in vitro assays which measure downstream functional inhibition of the IL-13/IL-4 pathway (pSTAT6 induction, inhibition of TF-1 proliferation, and inhibition of TARC secretion). Additionally, in the Company’s head-to-head studies of APG808 and DUPIXENT in non-human primates, APG808 showed a significantly longer half-life than DUPIXENT. In these preclinical studies, APG808’s half-life was up to 26 days, as compared to 12 days for DUPIXENT. Based on these preclinical studies, we believe that the longer half-life could support dosing either every 6 weeks or every 2 months in the clinic, which, if future clinical trials are successful, would represent a significant improvement compared to DUPIXENT which is currently being investigated with every 2-week dosing in COPD. APG808 remains on track to enter the clinic in healthy volunteers in 2024 followed by a Phase 2 trial in COPD (pending data from the Phase 1 trial and following the submission of an IND to support the Phase 2 trial).

Since our inception in February 2022, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business and scientific planning, conducting discovery and research activities, acquiring product programs, establishing and protecting our intellectual property portfolio, developing and progressing our pipeline, establishing arrangements with third parties for the manufacture of our programs and component materials, and providing general and administrative support for these operations. We do not have any programs approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from the sale of our preferred units and common stock. Through September 30, 2023, we received gross proceeds of $169.0 million from sales of our preferred units. On July 13, 2023, our Registration Statement on Form S-1, as amended (File Nos. 333-272831 and 333-273236) (the Registration Statement), relating to our IPO were declared effective by the SEC. Pursuant to the Registration Statement, we issued and sold an aggregate 20,297,500 shares of common stock (inclusive of 2,647,500 shares pursuant to the exercise of the underwriters’ overallotment option in full) at a price of $17.00 per share for gross proceeds of $345.1 million in gross proceeds, and net proceeds of $315.4 million, after deducting underwriting discounts and commissions and other offering expenses, including $0.2 million in deferred financing issuance costs in accounts payable as of September 30, 2023.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any programs we may develop. We generated net losses of $52.3 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $92.0 million. We expect to continue to incur significantly increased expenses for the foreseeable future if and as we:

●	advance our most advanced programs, APG777 and APG808, into and through clinical trials and regulatory approval prior to commercialization;
●	continue our research and development and preclinical development of our other programs, including APG990 and APG222;
●	seek and identify additional research programs and product candidates and initiate preclinical studies for those programs;
●	maintain, expand, enforce, defend and protect our intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;
●	hire additional research and development and clinical personnel;
●	experience any delays, challenges, or other issues associated with the clinical development of our programs, including with respect to our regulatory strategies;
●	seek marketing approvals for any programs for which we successfully complete clinical trials;
●	develop, maintain and enhance a sustainable, scalable, reproducible and transferable manufacturing process for the programs we may develop;
●	ultimately establish a sales, marketing and distribution infrastructure to commercialize any programs for which we may obtain marketing approval;
●	add operational, financial and management information systems and personnel, including personnel to support our product development;
●	acquire or in-license product candidates or programs, intellectual property and technologies;

●	establish and maintain our current and any future collaborations, including making royalty, milestone or other payments thereunder; and
●	operate as a public company.

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

We expect that our existing cash and cash equivalents of $188.3 million, and marketable securities of $234.6 million as of September 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. See “Liquidity and capital resources” for further information.

Reorganization

Apogee Therapeutics, LLC was formed as a limited liability company under the laws of the State of Delaware in February 2022. Apogee Therapeutics, Inc. was incorporated in June 2023 in connection with our IPO to serve as a holding company that would wholly own the assets of Apogee Therapeutics, LLC. Prior to July 13, 2023, our business was conducted by Apogee Therapeutics, LLC and its subsidiary, Apogee Biologics, Inc. In July 2023, in connection with our IPO, we completed a series of transactions which are referred to, collectively, as the “Reorganization,” and pursuant to which Apogee Therapeutics, Inc., became the parent and holding company that wholly owns the assets of Apogee Therapeutics, LLC, including stock of its subsidiary, Apogee Biologics, Inc. In connection with our Reorganization:

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

Collaboration, License and Services Agreements

Paragon Option Agreements

In February 2022, we entered into an antibody discovery and option agreement with Paragon, which was subsequently amended in November 2022 (as amended, the “2022 Option Agreement”). Under the terms of the 2022 Option Agreement, Paragon identifies, evaluates and develops antibodies directed against certain mutually agreed therapeutic targets of interest to us. The 2022 Option Agreement initially included two selected targets, IL-13 and IL-4Rα, and was subsequently amended in November 2022 to include an additional selected target, OX40L. Under the 2022 Option Agreement, we have the exclusive option to, on a research program-by-research program basis, be granted an exclusive, worldwide license to all of Paragon’s right, title and interest in and to the intellectual property resulting from the applicable research program to develop, manufacture and commercialize the antibodies and products directed to the selected targets (each, an “Option”). From time to time, we can choose to add additional targets to the collaboration by mutual agreement with Paragon.

Pursuant to the terms of the 2022 Option Agreement, the parties will initiate certain research programs that will generally be focused on a particular target (each, a “Research Program”). Each Research Program will be aimed at discovering, generating, identifying and/or characterizing antibodies directed to the respective target. For each Research Program, the parties established a research plan that sets forth the activities that will be conducted, and the associated research budget (each, a “Research Plan”). Upon execution of the 2022 Option Agreement, we agreed with Paragon on an initial Research Plan that outlined the services that will be performed commencing at inception of the arrangement related to IL-13 and IL-4Rα. The Research Plan for OX40L was agreed to prior to December 31, 2022. Our exclusive option with respect to any future Research Program is exercisable at our sole discretion, at any time during the period beginning on the initiation of activities under the associated Research Program and ending a specified number of days following the delivery of the data package from Paragon related to the results of the Research Plan activities (the “Option Period”). There is no payment due upon exercise of an Option pursuant to the 2022 Option Agreement.

In consideration for the exclusive options granted under the 2022 Option Agreement, we paid an upfront cash amount of $1.3 million and issued 1,250,000 common units to Paragon. Paragon was also entitled to up to an additional 3,750,000 of common units in exchange for the rights granted under the 2022 Option Agreement, which were issued in connection with the closings of the additional tranches of the Series A Preferred Unit financing. As of September 30, 2023, we had issued a total of 5,000,000 common units to Paragon with an aggregate fair value of $2.2 million on the grant date, which subsequently were exchanged for common stock following the IPO. Under the 2022 Option Agreement, on a Research Program-by-Research Program basis following the finalization of the Research Plan for each respective Research Program, we are required to pay Paragon a nonrefundable fee in cash of $0.5 million. We are also obligated to compensate Paragon on a quarterly basis for its services performed under each Research Program based on the actual costs incurred. We expense the service fees as the associated costs are incurred when the underlying services are rendered. Such amounts are classified within research and development expenses in our consolidated statement of operations and comprehensive loss.

In November 2023, we entered into an additional antibody discovery and option agreement with Paragon (the “2023 Option Agreement”) and together with the 2022 Option Agreement, collectively the “Option Agreements”). Under the terms of the 2023 Option Agreement, Paragon identifies, evaluates and develops antibodies directed against certain mutually agreed therapeutic targets of interest to us. The 2023 Option Agreement initially includes one undisclosed target. Under the 2023 Option Agreement, we have the exclusive option to, on a research program-by-research program basis, be granted an exclusive, worldwide license to all of Paragon’s right, title and interest in and to the intellectual property resulting from the applicable research program to develop, manufacture and commercialize the antibodies and products directed to the selected targets. From time to time, we can choose to add additional targets to the collaboration by mutual agreement with Paragon.

Pursuant to the terms of the 2023 Option Agreement, the parties may initiate Research Programs. Each Research Program is aimed at discovering, generating, identifying and/or characterizing antibodies directed to the respective target. For each Research Program, the parties must establish a Research Plan. We and Paragon will agree on an initial Research Plan that outlines the services that will be performed commencing at inception of the arrangement related to the undisclosed target. Our exclusive option with respect to each Research Program is exercisable at our sole discretion at any time during the period beginning on the initiation of activities under the associated Research Program and ending a specified number of days following the delivery of the data package from Paragon related to the results of the Research Plan activities. There is no payment due upon exercise of an Option pursuant to the 2023 Option Agreement. Following entry into the 2023 Option Agreement, we and Paragon will negotiate a form of License Agreement to be entered into in the event that we exercise our exclusive option with respect to each Research Program, which License Agreement will include certain pre-agreed economic and other business terms.

Under the 2023 Option Agreement, on a Research Program-by-Research Program basis following the finalization of the Research Plan for each respective Research Program, we are required to pay Paragon a nonrefundable fee in cash of $2.0 million. We are also obligated to compensate Paragon on a quarterly basis for its services performed under each Research Program based on the actual costs incurred. We expense the service fees as the associated costs are incurred when the underlying services are rendered.

Unless terminated earlier, the Option Agreement shall continue in force on a Research Program-by-Research Program basis until the earlier of: (i) the end of the Option Period for such Research Program, as applicable, if such Option is not exercised by the Company; and (ii) the effective date of the license agreement for such Research Program if we exercise our Option with respect to such Research Program (the “Term”). Upon the expiration of the Term for all then-existing Research Programs, the applicable Option Agreement will automatically expire in its entirety. We may terminate either Option Agreement or any Research Program at any time for any or no reason upon 30 days’ prior written notice to Paragon, provided that we must pay certain unpaid fees due to Paragon upon such termination, as well as any non-cancellable obligations reasonably incurred by Paragon in connection with its activities under any terminated Research Program. Each party has the right to terminate either Option Agreement or any Research Program upon (i) 30 days’ prior written notice of the other party’s material breach that remains uncured for the 30 day period and (ii) the other party’s bankruptcy.

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

We are obligated to pay Paragon up to $3.0 million upon the achievement of specific development and clinical milestones for the first product under each of the License Agreements that achieves such specified milestones, including a payment of $1.0 million upon the nomination of a development candidate and $2.0 million upon the first dosing of a human patient in a Phase 1 trial. Upon execution of the IL-13 License Agreement, we paid Paragon a $1.0 million fee for the nomination of a development candidate. In August 2023, the Company dosed its first participant in the Phase 1 trial of APG777 and accordingly have accrued research and development expense for the milestone payment of $2.0 million to Paragon in the three months ended September 30, 2023. The nomination of a development candidate under the IL-4Rα License Agreement and the OX40L License Agreement had not yet occurred as of September 30, 2023. Except for the two milestone payments totaling an aggregate of $3.0 million, no other milestone or royalty payments had become due to Paragon through September 30, 2023. In November 2023, we finalized the nomination of a development candidate under the IL-4Rα License Agreement and will make a milestone payment of $1.0 million to Paragon in the fourth quarter of 2023.

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

Biologics Master Services Agreement - WuXi Biologics (Hong Kong) Limited

In June 2022, Paragon and WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”) entered into a biologics master services agreement (the “WuXi Biologics MSA”), which was subsequently novated to us by Paragon in the second quarter of 2023. The WuXi Biologics MSA governs all development activities and GMP manufacturing and testing for APG777 and APG808 programs, as well as some of our other programs, on a work order basis. Under the WuXi Biologics MSA, we are obligated to pay WuXi Biologics a service fee and all non-cancellable obligations in the amount specified in each work order associated with the agreement for the provision of services.

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

Cell Line License Agreement — WuXi Biologics (Hong Kong) Limited

In June 2022, Paragon and WuXi Biologics entered into a cell line license agreement (the “Cell Line License Agreement”), which was subsequently novated to us by Paragon in the second quarter of 2023. Under the Cell Line License Agreement, we received a non-exclusive, worldwide, sublicensable license to certain of WuXi Biologics’s know-how, cell line, biological materials (the “WuXi Biologics Licensed Technology”) and media and feeds to make, have made, use, sell and import certain therapeutic products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the “WuXi Biologics Licensed Products”). Specifically, the WuXi Biologics Licensed Technology is used to manufacture a component of the APG777 and APG808 programs.

In consideration for the license, we agreed to pay WuXi Biologics a non-refundable license fee of $150,000 for each licensed cell line. Additionally, if we manufacture all of our commercial supplies of bulk drug product with a manufacturer other than WuXi Biologics or its affiliates, we are required to make royalty payments to WuXi Biologics in an amount equal to a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer (the “Royalty”). If we manufacture part of our commercial supplies of the WuXi Biologics Licensed Products with WuXi Biologics or its affiliates, then the Royalty will be reduced accordingly on a pro rata basis.

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

We expect that our research and development expenses will increase substantially for the foreseeable future as we continue to invest in research and development activities related to the continued development of our programs, developing any future programs, including investments in manufacturing, as we advance any programs we may identify and begin to conduct clinical trials. The success of programs we may identify and develop will depend on many factors, including the following:

●	timely and successful completion of preclinical studies;
●	effective INDs or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for any programs we may develop;
●	successful enrollment and completion of clinical trials;

●	positive results from our future clinical trials that support a finding of safety and effectiveness, acceptable PK profile, and an acceptable risk-benefit profile in the intended populations;
●	receipt of marketing approvals from applicable regulatory authorities;
●	establishment of arrangements through our own facilities or with third-party manufacturers for clinical supply and, where applicable, commercial manufacturing capabilities;
●	establishment, maintenance, defense and enforcement of patent, trademark, trade secret and other intellectual property protection or regulatory exclusivity for any products we may develop; and
●	maintenance of a continued acceptable safety, tolerability and efficacy profile of any programs we may develop following approval.

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

Other Income (Expense), Net

Interest Income

Interest income consists of interest income earned from our cash, cash equivalents, and marketable securities and amortization of investment discounts.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred or for the research and development tax credits generated in each period as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss (“NOL”) carryforwards and tax credit carryforwards will not be realized. As of December 31, 2022, we had U.S. federal NOL carryforwards of approximately $3.0 million, which may be available to reduce future taxable income and have an indefinite carryforward period but are limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2022, we also had U.S. federal and state research and development tax credit carryforwards of approximately $0.6 million and $0.1 million, respectively, which may be available to reduce future tax liabilities. The U.S. federal research and development tax credit carryforwards expire at various dates beginning in 2042 and the state research and development tax credit carryforwards do not expire. We have recorded a full valuation allowance against our net deferred tax assets at the balance sheet date.

Comparison of Three Months Ended September 30, 2023 and 2022

Results of Operations

The following table summarizes our consolidated statements of operations for the periods presented (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2023	2022	$ CHANGE
Operating expenses:
Research and development	$17,069	$9,885	$7,184
General and administrative	7,236	622	6,614
Total operating expenses	24,305	10,507	13,798
Loss from operations	(24,305)	(10,507)	(13,798)
Other income (expense), net:
Interest income	3,465	—	3,465
Other financing expense	—	(9,150)	9,150
Total other income (expense), net	3,465	(9,150)	12,615
Net loss	$(20,840)	$(19,657)	$(1,183)

Research and Development Expense

The following table summarizes our research and development expenses incurred for the periods presented (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2023	2022
External research and development costs by program:
APG777	$5,369	$—
Unallocated research and development costs:
External-discovery related costs and other	8,698	$9,648
Personnel-related (including equity-based compensation)	3,002	237
Total research and development expenses	$17,069	$9,885

Research and development expenses for the three months ended September 30, 2023 were $17.1 million, compared to $9.9 million for the three months ended September 30, 2022. In the three months ended September 30, 2023, we recorded $5.4 million of external research and development expense related to the APG777 program, which includes a $2.0 million milestone payable upon the first dosing of a human patient in a Phase 1 trial in August 2023, and no such expense was recorded in the three months ended September 30, 2022, as APG777 expenses were recorded as unallocated external-discovery related costs until the program candidate was nominated in November 2022. Other external-discovery related costs decreased from $9.6 million for the three months ended September 30, 2022 to $8.7 million for the three months ended September 30, 2023, primarily due to the breakout of APG777 costs beginning in the fourth quarter of 2022. Our personnel related expenses were $3.0 million for the three months ended September 30, 2023, and $0.2 million of expense was recorded in the three months ended September 30, 2022. The increase in personnel costs was attributable to an increase in headcount and share-based compensation in the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

General and Administrative Expense

The following table summarizes our general and administrative expenses for the periods presented (in thousands):

THREE MONTHS ENDED SEPTEMBER 30,

	2023	2022
Personnel-related (including equity-based compensation)	$3,483	$202
Legal and professional fees	2,022	102
Other	1,731	318
Total general and administrative expenses	$7,236	$622

General and administrative expenses for the three months ended September 30, 2023 were $7.2 million compared to $0.6 million for the three months ended September 30, 2022. The increase of $6.6 million was primarily due to an increase in personnel costs of $3.3 million, an increase in legal and professional services of $1.9 million and an increase of other expenses of $1.4 million, all of which were the result of the expansion of our operations to support growth in our business and the cost of operating as a public company.

Other Income (Expense), net

Interest income was $3.5 million for the three months ended September 30, 2023, which was primarily related to interest on our cash, cash equivalents and marketable securities.

Other financing expense was $9.2 million for the three months ended September 30, 2022, which was related to the change in fair value for the tranche options associated with the Series A Preferred Unit financing.

Comparison of Nine Months Ended September 30, 2023 to the Period from February 4, 2022 (inception) to September 30, 2022

Results of Operations

The following table summarizes our consolidated statements of operations for the periods presented (in thousands):

		PERIOD FROM
	NINE MONTHS	FEBRUARY 4, 2022
	ENDED SEPTEMBER 30,	(INCEPTION) TO
	2023	SEPTEMBER 30, 2022	$ CHANGE
Operating expenses:
Research and development	$39,470	$15,578	$23,892
General and administrative	16,378	1,050	15,328
Total operating expenses	55,848	16,628	39,220
Loss from operations	(55,848)	(16,628)	(39,220)
Other income (expense), net:
Interest income	3,598	—	3,598
Other financing expense	—	(9,150)	9,150
Total other income (expense), net	3,598	(9,150)	12,748
Net loss	$(52,250)	$(25,778)	$(26,472)

Research and Development Expense

The following table summarizes our research and development expenses incurred for the periods presented (in thousands):

		PERIOD FROM
	NINE MONTHS	FEBRUARY 4, 2022
	ENDED SEPTEMBER 30,	(INCEPTION) TO
	2023	SEPTEMBER 30, 2022
External research and development costs by program:
APG777	$17,663	$—
Unallocated research and development costs:
In-process research and development acquisitions	—	2,942
External-discovery related costs and other	16,961	12,360
Personnel-related (including equity-based compensation)	4,846	276
Total research and development expenses	$39,470	$15,578

Research and development expenses for the nine months ended September 30, 2023 were $39.5 million, compared to $15.6 million for the period from February 4, 2022 (inception) to September 30, 2022. In the nine months ended September 30, 2023, we recorded $17.7 million of external research and development expense related to the APG777 program, which includes a $2.0 million milestone payable upon the first dosing of a human patient in a Phase 1 trial in August 2023, and no such expense was recorded for the period from February 4, 2022 (inception) to September 30, 2022, as APG777 expenses were recorded as unallocated external-discovery related costs until the program candidate was nominated in November 2022. Other external-discovery related costs increased from $12.4 million for the period from February 4, 2022 (inception) to September 30, 2022 to $17.0 million for the nine months ended September 30, 2023, due to increase in product development expenses. Additionally, there was $2.9 million of in-process research and development acquisition costs in the period from February 4, 2022 (inception) to September 30, 2022. Our personnel related expenses were $4.8 million for the nine months ended September 30, 2023, and $0.3 million was recorded for the period from February 4, 2022 (inception) to September 30, 2022. The increase in personnel costs was attributable to an increase in headcount and share-based compensation in the nine months ended September 30, 2023 compared to the period from February 4, 2022 (inception) to September 30, 2022.

General and Administrative Expense

The following table summarizes our general and administrative expenses for the periods presented (in thousands):

		PERIOD FROM
	NINE MONTHS	FEBRUARY 4, 2022
	ENDED SEPTEMBER 30,	(INCEPTION) TO
	2023	SEPTEMBER 30, 2022
Personnel-related (including equity-based compensation)	$7,669	$246
Legal and professional fees	5,446	655
Other	3,263	149
Total general and administrative expenses	$16,378	$1,050

General and administrative expenses for the nine months ended September 30, 2023 were $16.4 million, compared to $1.1 million for the period from February 4, 2022 (inception) to September 30, 2022. The increase of $15.3 million was primarily due to an increase of personnel costs of $7.4 million, an increase in legal and professional services of $4.8 million and an increase of other expenses of $3.1 million, all of which were the result of the expansion of our operations to support our growth in our business and the cost of operating as a public company.

Other Income (Expense), Net

Interest income increased $3.6 million for the nine months ended September 30, 2023, which was primarily related to interest on our cash, cash equivalents and marketable securities.

Other financing expense was $9.2 million for the period from February 4, 2022 (inception) to September 30, 2022, which was related to the change in fair value for the tranche options associated with the Series A Preferred Unit financing.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses. We have not yet commercialized any of our programs, which are in various phases of early-stage development, and we do not expect to generate revenue from sales of any of our programs for several years, if at all. To date, we have financed our operations from the proceeds from the issuance of preferred units and the sale of common stock in our IPO. From inception through September 30, 2023, we have raised $484.4 million in aggregate cash proceeds from such transactions, net of issuance costs. As of September 30, 2023, we had cash and cash equivalents of $188.3 million and $234.6 million of marketable securities.

In connection with our IPO in July 2023, we issued and sold an aggregate of 20,297,500 shares of common stock (inclusive of 2,647,500 shares pursuant to the exercise of the underwriters’ overallotment option in full) at a price of $17.00 per share. We received net proceeds of $315.4 million, after deducting underwriting discounts and commissions and other offering expenses, including $0.2 million in deferred financing issuance costs in accounts payable as of September 30, 2023.

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

		PERIOD FROM
	NINE MONTHS	FEBRUARY 4, 2022
	ENDED SEPTEMBER 30,	(INCEPTION) TO
	2023	SEPTEMBER 30, 2022
Net cash provided by (used in):
Operating activities	$(45,007)	$(7,238)
Investing activities	(234,218)	—
Financing activities	315,604	$9,821
Net increase in cash	$36,379	2,583

Net Cash used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of operating assets and liabilities, which are generally attributable to timing of payments, and the related effect on certain account balances, operational and strategic decisions and contracts to which we may be a party.

For the nine months ended September 30, 2023, operating activities used $45.0 million of cash, primarily due to a net loss of $52.3 million, partially offset by non-cash charges of $3.9 million for equity-based compensation and net changes in our operating assets and liabilities of $3.6 million.

For the period from February 4, 2022 (inception) to September 30, 2022, operating activities used $7.2 million, primarily due to a net loss of $25.8 million, partially offset by non-cash charges of $9.2 million for the loss on remeasurement of tranche option liability and $1.7 million of research and development license expense, and net changes in our operating assets and liabilities of $7.7 million.

Net Cash used in Investing Activities

During the nine months ended September 30, 2023, net cash used in investing activities of $234.2 million was entirely related to purchases of marketable securities.

Net Cash provided by Financing Activities

For the nine months ended September 30, 2023, financing activities provided $315.6 million of cash related to the issuance and sale of common stock in our IPO, net of paid issuance costs.

For the period from February 4, 2022 (inception) to September 30, 2022, financing activities provided $9.8 million of cash from the issuance and sale of our Series A preferred units.

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

Our funding requirements and timing and amount of our operating expenditures will depend on many factors, including, but not limited to:

●	the rate of progress in the development of our APG777 and APG808 programs and other development programs;
●	the scope, progress, results and costs of preclinical studies and clinical trials for any other current and future programs;
●	the number and characteristics of programs and technologies that we develop or may in-license;
●	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our programs for which we receive marketing approval;
●	the costs necessary to obtain regulatory approvals, if any, for any approved products in the United States and other jurisdictions, and the costs of post-marketing studies that could be required by regulatory authorities in jurisdictions where approval is obtained;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
●	the continuation of our existing licensing arrangements and entry into new collaborations and licensing arrangements;
●	the costs we incur in maintaining business operations;
●	the costs of hiring additional clinical, quality control, manufacturing and other scientific personnel;
●	the costs adding operational, financial and management information systems and personnel;
●	the costs associated with being a public company;
●	the costs and timing of future laboratory facilities;
●	the revenue, if any, received from commercial sales of our programs for which we receive marketing approval;

●	the effect of competing technological and market developments; and
●	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for programs.

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

As of September 30, 2023, we had $188.3 million of cash and cash equivalents and $234.6 million of marketable securities. Based on our current operating plan, we estimate that our existing cash, cash equivalents, and marketable securities as of the date of this Quarterly Report will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through at least the next twelve months following the issuance of our consolidated financial statements included elsewhere in this Quarterly Report. Moreover, based on our current operating plan, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Contractual Obligations and Other Commitments

We did not have any contractual obligations as of September 30, 2023.

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

Our agreements to license intellectual property include potential milestone payments that are dependent upon the development of products using the intellectual property licensed under the agreements and contingent upon the achievement of specific development and clinical milestones. The maximum aggregate potential milestone payments payable by us total approximately $9.0 million. As of September 30, 2023, we have incurred $3.0 million of the maximum aggregate potential milestone payments. We are also obligated to pay royalties to (i) Paragon at a royalty rate of a low single-digit percentage based on net sales of any products under the License Agreements, once commercialized and (ii) WuXi Biologics at a royalty rate of a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Accordingly, we will require substantial additional funding to continue our operations. Based on our current operating plan, we estimate that our existing cash, cash equivalents, and marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2026. We have based this estimate on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently anticipate.

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

We have incurred significant net losses in each period since we commenced operations in February 2022. We generated net losses of $25.8 million and $52.3 million for the period from February 4, 2022 (inception) to September 30, 2022 and the nine months ended September 30, 2023, respectively. We generated net losses of $19.6 million and $20.8 million for the three months ended September 30, 2022 and for the three months ended September 30, 2023, respectively. As of September 30, 2023, we had an accumulated deficit of $92.0 million. We expect to continue to incur significant losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

●	advance our existing and future programs through preclinical and clinical development, including expansion into additional indications;
●	seek to identify additional programs and additional product candidates;
●	maintain, expand, enforce, defend and protect our intellectual property portfolio;
●	seek regulatory and marketing approvals for our programs;
●	seek to identify, establish and maintain additional collaborations and license agreements;
●	make milestone payments to Paragon under the Paragon Agreement, and under any additional future collaboration or license agreements that we enter into;
●	ultimately establish a sales, marketing and distribution infrastructure to commercialize any drug products for which we may obtain marketing approval, either by ourselves or in collaboration with others;
●	generate revenue from commercial sales of programs for which we receive marketing approval;
●	hire additional personnel including research and development, clinical and commercial personnel;
●	add operational, financial and management information systems and personnel, including personnel to support our product development;

●	acquire or in-license products, intellectual property and technologies;
●	develop and manufacture our clinical supplies and access commercial-scale current good manufacturing practices (“cGMP”) capacity and capabilities through third parties or our own manufacturing facility; and
●	operate as a public company.

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

In addition, because of the competitive landscape for I&I indications, we may also face competition for clinical trial enrollment. Patient enrollment will depend on many factors, including if potential clinical trial patients choose to undergo treatment with approved products or enroll in competitors’ ongoing clinical trials for programs that are under development for the same indications as our programs. An increase in the number of approved products for the indications we are targeting with our programs may further exacerbate this competition. Our inability to enroll a sufficient number of patients could, among other things, delay our development timeline, which may further harm our competitive position.

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

We or our collaborators may experience delays in initiating or completing clinical trials. We or our collaborators also may experience numerous unforeseen events during, or as a result of, any current or future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our programs or any future programs, including:

●	regulators or institutional review boards (“IRBs”), the FDA or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	clinical trial sites deviating from trial protocol or dropping out of a trial;
●	clinical trials of any programs may fail to show safety or efficacy, produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;
●	the number of subjects required for clinical trials of any programs may be larger than we anticipate, especially if regulatory bodies require completion of non-inferiority or superiority trials, enrollment in these clinical trials may be slower than we anticipate or subjects may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
●	we may elect to, or regulators, IRBs or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants in our trials are being exposed to unacceptable health risks;
●	the cost of clinical trials of any of our programs may be greater than we anticipate;
●	the quality of our programs or other materials necessary to conduct clinical trials of our programs may be inadequate to initiate or complete a given clinical trial;
●	our inability to manufacture sufficient quantities of our programs for use in clinical trials, or delays in manufacturing or distribution;
●	reports from clinical testing of other therapies may raise safety or efficacy concerns about our programs;

●	our failure to establish an appropriate safety profile for a program based on clinical or preclinical data for such programs as well as data emerging from other therapies in the same class as our programs; and
●	the FDA or other regulatory authorities may require us to submit additional data such as additional toxicology studies, or impose other requirements before permitting us to initiate a clinical trial.

Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND, biologics license application (“BLA”) or similar application and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA requests prior to commencing clinical trials, the start of our first clinical trials may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials, delay the enrollment of our clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to clinical trial applications in other countries, including countries in the European Union (“EU”).

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

Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, our two most advanced programs, APG777 and APG808. We are investing a majority of our efforts and financial resources into the research and development of these programs. We initiated our Phase 1 clinical trial for APG777 in healthy volunteers and dosed our first participant in August 2023. We finalized the nomination of a development candidate for APG808 in the fourth quarter of 2023 and plan to initiate a Phase 1 clinical trial in 2024 in healthy volunteers, subject to the filing of an IND or foreign equivalent and regulatory approval. The success of our programs is dependent on observing a longer half-life of our programs in humans than other monoclonal antibodies currently marketed and in development as we believe this longer half-life has the potential to result in a more favorable dosing schedule for our programs, assuming they successfully complete clinical development and obtain marketing approval. This is based in part on the assumption that the longer half-life we have observed in non-human primates (“NHPs”) will translate into an extended half-life of our programs in humans. To the extent we do not observe this extended half-life when we dose humans with our programs, it would significantly and adversely affect the clinical and commercial potential of our programs.

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

Our approach to the discovery and development of our programs leverages clinically validated mechanisms of action and incorporates advanced antibody engineering to optimize half-life and other properties designed to overcome limitations of existing therapies. Our programs are purposefully designed to improve upon existing product candidates and products while maintaining the same, well-established mechanisms of action. However, the scientific research that forms the basis of our efforts to develop programs using half-life extension technologies, including YTE and LS amino acid modification, is ongoing and may not result in viable programs. We have limited clinical data on product candidates utilizing YTE and LS half-life extension technologies, especially in I&I indications, demonstrating whether they are safe or effective for long-term treatment in humans. The long-term safety and efficacy of these technologies and the extended half-life and exposure profile of our programs compared to currently approved products is unknown.

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

We currently rely on our collaborations and licensing arrangements with third parties, including Paragon, for a substantial portion of our discovery capabilities and in-licenses. We consider Paragon to be a related party because Paragon beneficially owns more than 5% of our capital stock and Fairmount Funds Management LLC, which beneficially owns more than 5% of Paragon, beneficially owns more than 5% of our capital stock and has two seats on our Board of Directors (the “Board”).

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

Moreover, our CMOs may experience manufacturing difficulties due to resource constraints, supply chain issues, or as a result of labor disputes or unstable political environments. If any CMOs on which we will rely fail to manufacture quantities of our programs at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a cost that allows us to achieve profitability, our business, financial condition and prospects could be materially and adversely affected. In addition, our CMOs and other vendors are responsible for transporting temperature-controlled materials that can be inadvertently degraded during transport due to several factors, rendering certain batches unsuitable for trial use for failure to meet, among others, our integrity and purity specifications. We and any of our CMOs may also face product seizure or detention or refusal to permit the import or export of products. Our business could be materially adversely affected by business disruptions to our third-party providers that could materially adversely affect our anticipated timelines, potential future revenue and financial condition and increase our costs and expenses. Each of these risks could delay or prevent the completion of our preclinical studies and clinical trials or the approval of any of our programs by the FDA, resulting in higher costs or adversely impacting commercialization of our programs. See the section titled “Business-Manufacturing and Supply” in the Prospectus for a more detailed description of our manufacturing and supply plans and assumptions and the factors that may affect the success of our programs.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Certain other shares are currently restricted as a result of securities laws or lock-up agreements but will become eligible to be sold at various times following our IPO. Certain holders of our shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also intend to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements described in the section titled “Underwriting” in the Prospectus.

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

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. If no or few securities or industry analysts continue coverage of us or if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, our stock price could be negatively impacted. If any of the analysts who cover us issue adverse or misleading research or reports regarding us, our business model, our intellectual property, our stock performance or our market, or if our clinical trials or operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price and trading volume to decline.

We will continue to incur increased costs as a result of operating as a public company, and our management will continue to be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an “emerging growth company” or a “smaller reporting company,” we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, including those related to climate change and other environmental, social and governance focused disclosures, are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. Our management and other personnel will continue to devote a substantial amount of time to these compliance initiatives, and we will continue to incur increased legal and financial compliance costs. For example, we expect that maintaining customary public company director and officer liability insurance will require substantial expenditures. The impact of these legal and financial requirements could make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as executive officers. The increased costs may require us to reduce costs in other areas of our business or increase the prices of our programs, once commercialized. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises such as the COVID-19 pandemic, political crises, geopolitical events, such as the conflict between Russia and Ukraine, and Israel and Hamas or other macroeconomic conditions, which could have a material and adverse effect on our results of operations and financial condition.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. The Federal Reserve has raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Russia and Ukraine, and Israel and Hamas, and rising tensions with China have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

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

We received gross proceeds from our IPO of approximately $345.1 million, and net proceeds of approximately $315.4 million, after deducting underwriting discounts and commissions and other offering expenses, including $0.2 million in deferred financing issuance costs in accounts payable as of September 30, 2023. None of the underwriting discounts and commissions or other offering expenses were incurred or paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit Number	Description of Exhibit

2.1

Contribution and Exchange Agreement, effective July 13, 2023, by and among the Company and the Unit Holders named therein (filed with the SEC as Exhibit 2.1 to the Company’s Form 10-Q filed on August 28, 2023).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed with the SEC as Exhibit 3.1 to the Company’s Form 10-Q filed on August 28, 2023).

3.2	Amended and Restated Bylaws of the Registrant (filed with the SEC as Exhibit 3.2 to the Company’s Form 10-Q filed on August 28, 2023).

4.1	Form of Common Stock Certificate of the Registrant (filed with the SEC as Exhibit 4.1 to the Company’s Form S-1/A filed on July 3, 2023).

4.2	Registration Rights Agreement, dated July 13, 2023, by and among the Company and the Investors named therein (filed with the SEC as Exhibit 4.2 to the Company’s Form 10-Q filed on August 28, 2023).

10.1+

Employment Agreement, dated August 25, 2023, by and between Apogee Therapeutics, Inc. and Michael Henderson, M.D (filed with the SEC as Exhibit 10.2 to the Company’s Form 10-Q filed on August 28, 2023).

10.2+

Employment Agreement, dated August 25, 2023, by and between Apogee Therapeutics, Inc. and Jane Pritchett Henderson (filed with the SEC as Exhibit 10.3 to the Company’s Form 10-Q filed on August 28, 2023).

10.3+	Employment Agreement, dated August 25, 2023, by and between Apogee Therapeutics, Inc. and Carl Dambkowski, M.D (filed with the SEC as Exhibit 10.4 to the Company’s Form 10-Q filed on August 28, 2023).

10.4+	Form of Indemnification Agreement (filed with the SEC as Exhibit 10.1 to the Company’s Form S-1/A filed on July 3, 2023).

10.5+	Equity Incentive Plan (filed with the SEC as Exhibit 10.9 to the Company’s Form 10-Q filed on August 28, 2023).

10.6+	2023 Employee Stock Purchase Plan (filed with the SEC as Exhibit 10.15 to the Company’s Form S-1/A filed on July 10, 2023).

10.7*#	2023 Option Agreement, dated November 9, 2023, by and between Paragon Therapeutics, Inc. and Apogee Therapeutics, Inc.

31.1*	Certification of the principal executive officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the principal financial officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

32.1*(1)	Certification of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for this report, formatted in Inline XBRL (included in Exhibit 101)
*	Filed herewith
+	Indicates management contract or compensatory plan.
#	Portions of the exhibit have been omitted for confidentiality purposes.
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

Apogee Therapeutics, Inc.

Date: November 13, 2023	By:	/s/ Michael Henderson, M.D.
Michael Henderson, M.D. Chief Executive Officer (principal executive officer)

Date: November 13, 2023	By:	/s/ Jane Pritchett Henderson
Jane Pritchett Henderson Chief Financial Officer (principal financial and accounting officer)