Form 10-Q
period 2024-03-31
Apogee Therapeutics, Inc.
filed 2024-05-13
CIK 1974640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number: 001-41740

Apogee Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	93-4958665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of May 6, 2024, the registrant had 58,456,027 shares of common stock, $0.00001 par value per share, outstanding, comprising 44,969,385 shares of voting common stock, $0.00001 par value per share and 13,486,642 shares of non-voting common stock, $0.00001 par value per share.

APOGEE THERAPEUTICS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties and are based on current expectations, estimates, forecasts and assumptions. All statements other than statements of historical fact included in this Quarterly Report, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital requirements or financing needs, capital expenditures, commitments, preclinical studies, clinical trials, plans or intentions relating to product candidates, expected markets and business trends and other statements, including those discussed under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “would,” “shall,” “objective,” “intend,” “target,” “should,” “could,” “can,” “expect,” “anticipate,” “believe,” “design,” “estimate,” “forecast,” “predict,” “potential,” “plan,” “seek,” or “continue” or the negative of these terms and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events. Given the significant risks and uncertainties, you should not place undue reliance on these forward-looking statements.

There are a number of risks, uncertainties and other factors that could cause our actual results to differ materially from the forward-looking statements expressed or implied in this Quarterly Report. Such risks, uncertainties and other factors include, among others, the following:

●	our plans to develop and commercialize our programs for the treatment of atopic dermatitis, asthma, chronic obstructive pulmonary disease and related inflammatory and immunology indications with high unmet need;
●	our ability to obtain funding for our operations, including funding necessary to complete the development and commercialization of our programs;
●	the timing and focus of our ongoing and future preclinical studies and clinical trials and the reporting of data from those studies and trials;
●	the beneficial characteristics, safety, efficacy and therapeutic effects of our programs;
●	our plans relating to the further development of our programs, including additional indications we may pursue;
●	the size of the market opportunity for our programs, including our estimates of the number of patients who suffer from the diseases we are targeting;
●	our continued reliance on third parties to conduct additional preclinical studies and clinical trials of our programs and for the manufacture of our product candidates for preclinical studies and clinical trials;
●	the success, cost and timing of our preclinical and clinical development activities and planned clinical trials;
●	our plans regarding, and our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our programs;
●	the timing of and our ability to obtain and maintain regulatory approvals for our programs, as well as future programs;
●	the rate and degree of market acceptance and clinical utility of our programs;
●	the success of competing treatments that are or may become available;
●	our ability to attract and retain key management and technical personnel;
●	our expectations regarding our ability to obtain, maintain and enforce intellectual property protection for our programs;

●	our financial performance;
●	the period over which we estimate our existing cash and cash equivalents, and marketable securities will be sufficient to fund our future operating expenses and capital expenditure requirements;
●	our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012; and
●	our anticipated use of our existing resources.

These and other risks and uncertainties and other factors, including those discussed under the section titled “Risk Factors” of this Quarterly Report, may cause our actual results and outcomes, or timing of our results or outcomes, to differ materially and adversely from the forward-looking statements expressed or implied in this Quarterly Report including factors disclosed in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should evaluate all forward-looking statements made in this Quarterly Report in the context of these risks and uncertainties.

We caution you that the risks, uncertainties and other factors referred to above and elsewhere in this Quarterly Report may not contain all of the risks, uncertainties and other factors that may affect us, our future results or our operations. Moreover, new risks may emerge from time to time. It is not possible for us to predict all risks. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected.

All forward-looking statements in this Quarterly Report apply only as of the date made and are expressly qualified in their entirety by this and other cautionary statements included in this Quarterly Report. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, subsequent events, changes in assumptions or circumstances or otherwise.

In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe we have a reasonable basis for such statements, our information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

The Apogee name and logo are our trademarks. This Quarterly Report contains references to our trademarks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

PART I – FINANCIAL INFORMATION

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except unit/share data)

	MARCH 31,	DECEMBER 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$485,457	$118,316
Marketable securities	330,739	277,143
Prepaid expenses and other current assets	4,412	2,950
Total current assets	820,608	398,409
Property and equipment, net	699	377
Right-of-use asset, net	1,951	2,217
Other non-current assets	401	401
Total assets	$823,659	$401,404
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,302	$2,143
Lease liability	1,141	1,101
Accrued expenses	16,108	17,314
Total current liabilities	21,551	20,558
Long-term liabilities:
Lease liability, net of current	630	933
Total liabilities	22,181	21,491
Stockholders' equity:
Common Stock; $0.00001 par value, 400,000,000 authorized, 58,456,027 issued and 56,367,802 outstanding as of March 31, 2024; 400,000,000 authorized, 50,655,671 issued and 48,338,769 outstanding as of December 31, 2023	1	-
Additional paid-in capital	957,518	503,354
Accumulated other comprehensive (loss) income	(177)	329
Accumulated deficit	(155,864)	(123,770)
Total stockholders’ equity	801,478	379,913
Total liabilities and stockholders’ equity	$823,659	$401,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

(In thousands, except share and per share data)

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Operating expenses:
Research and development (1)	$28,716	$8,455
General and administrative (2)	9,465	4,203
Total operating expenses	38,181	12,658
Loss from operations	(38,181)	(12,658)
Other income, net:
Interest income, net	6,087	133
Total other income, net	6,087	133
Net loss	$(32,094)	$(12,525)
Net loss per share, basic and diluted	$(0.64)	$(2.51)
Weighted-average common shares outstanding, basic and diluted	50,189,808	5,000,000
(1)	Includes related-party amounts of $6,457 for the three months ended March 31, 2024, and $7,527 for the three months ended March 31, 2023.
(2)	No related-party amounts for the three months ended March 31, 2024, and $19 for the three months ended March 31, 2023.

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
(UNAUDITED)

(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2024	2023

Net loss	$(32,094)	$(12,525)
Change in unrealized losses on marketable securities, net of tax	(506)	—
Comprehensive loss	$(32,600)	$(12,525)

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except unit/share data)

					ACCUMULATED
	COMMON		ADDITIONAL PAID-IN	ACCUMULATED	OTHER	TOTAL STOCKHOLDERS'
	STOCK		CAPITAL	DEFICIT	COMPREHENSIVE INCOME (LOSS)	EQUITY
	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2023	48,338,769	$—	$503,354	$(123,770)	$329	$379,913
Common stock issued, net of issuance costs of $33,045	7,790,321	1	449,954	—	—	449,955
Vesting of restricted stock	237,665	—	—	—	—	—
Issuance of common stock upon exercise of stock options	1,047	—	24	—	—	24
Equity-based compensation expense	—	—	4,186	—	—	4,186
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	(506)	(506)
Net loss	—	—	—	(32,094)	—	(32,094)
Balance at March 31, 2024	56,367,802	$1	$957,518	$(155,864)	$(177)	$801,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF PREFERRED UNITS AND STOCKHOLDERS’ EQUITY/MEMBERS’ DEFICIT

(UNAUDITED)

(In thousands, except unit/share data)

	SERIES A		SERIES B										ACCUMULATED	TOTAL
	PREFERRED		PREFERRED		COMMON		INCENTIVE		COMMON		ADDITIONAL PAID-IN	ACCUMULATED	OTHER	MEMBERS’
	UNITS		UNITS		UNITS		UNITS		STOCK		CAPITAL	DEFICIT	COMPREHENSIVE INCOME	DEFICIT
	UNITS	AMOUNT	UNITS	AMOUNT	UNITS	AMOUNT	UNITS	AMOUNT	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2022	20,000,000	$28,971	45,089,212	$148,496	5,000,000	$2,251	1,625,086	$2,142	—	$—	$—	$(39,785)	$—	$(35,392)
Equity-based compensation expense	—	—	—	—	—	—	—	1,274	—	—	—	—	—	1,274
Net loss	—	—	—	—	—	—	—	—	—	—	—	(12,525)	—	(12,525)
Balance at March 31, 2023	20,000,000	$28,971	45,089,212	$148,496	5,000,000	$2,251	1,625,086	$3,416	—	$—	$—	$(52,310)	$—	$(46,643)

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(32,094)	$(12,525)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	29	—
Equity-based compensation expense	4,186	1,274
Amortization of discounts on marketable securities	(2,710)	—
Non-cash lease expense	266	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,462)	(44)
Accounts payable	2,159	477
Operating lease liability	(263)	—
Accrued expenses	(1,747)	261
Net cash used in operating activities	(31,636)	(10,557)
Cash flows from investing activities:
Purchases of marketable securities	(125,892)	—
Maturities of marketable securities	74,500	—
Purchases of property and equipment	(351)	—
Net cash used in investing activities	(51,743)	—
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	450,496	—
Proceeds from exercise of options	24	—
Net cash provided by financing activities	450,520	—
Increase (decrease) in cash, cash equivalents and restricted cash	367,141	(10,557)
Cash, cash equivalents and restricted cash, beginning of period	118,610	151,890
Cash, cash equivalents and restricted cash, end of period	$485,751	$141,333
Supplemental disclosures of non-cash activities:
Unpaid financing cost in accrued liability	$541	$—
Deferred financing issuance costs in accrued liability	$—	$406
Deferred financing issuance costs in accounts payable	$—	$70
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$485,457	$141,333
Restricted cash	294	—
Total	$485,751	$141,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

In February 2022, the Company entered into an antibody discovery and option agreement with Paragon, which was subsequently amended in November 2022 (as amended, the “2022 Option Agreement”). Under the terms of the 2022 Option Agreement, Paragon identifies, evaluates and develops antibodies directed against certain mutually agreed therapeutic targets of interest to the Company. The 2022 Option Agreement initially included two selected targets, IL-13 and IL-4Rα, and was subsequently amended in November 2022 to include an additional selected target, OX40L. Under the 2022 Option Agreement, the Company has the exclusive option to, on a research program-by-research program basis, be granted an exclusive, worldwide license to all of Paragon’s rights, title and interest in and to the intellectual property resulting from the applicable research program to develop, manufacture and commercialize the antibodies and products directed to the selected targets. In November 2023, the Company entered into an additional antibody discovery and option agreement with Paragon (the “2023 Option Agreement” and, together with the 2022 Option Agreement, collectively the “Option Agreements”). Under the terms of the 2023 Option Agreement, Paragon identifies, evaluates and develops antibodies directed against certain mutually agreed therapeutic targets of interest to the Company.

In November 2022, the Company exercised its option available under the 2022 Option Agreement with respect to the IL-13 Research Program (as defined below) and, in April 2023, the Company exercised its options available under the 2022 Option Agreement with respect to the IL-4Rα Research Program and the OX40L Research Program. Upon such exercises, the parties entered into associated license agreements for each target. Under the terms of each license agreement, Paragon granted to the Company an exclusive, worldwide, royalty-bearing, sublicensable right and license with respect to certain information, patent rights and sequence information related to antibodies directed at the respective target to use, make, sell, import, export and otherwise exploit the antibodies directed at the respective target. The Company is solely responsible for the development, manufacture and commercialization of IL-13, IL-4Rα and OX40L product candidates and products at its own cost and expense.

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

On July 18, 2023, the Company completed its IPO, pursuant to which it issued and sold an aggregate of 20,297,500 shares of its common stock (inclusive of 2,647,500 shares pursuant to the exercise of the underwriters’ overallotment option in full) at the IPO price of $17.00 per share for net cash proceeds of $315.4 million, after deducting underwriting discounts and commissions and other offering expenses. The shares of Apogee Therapeutics, Inc. began trading on the Nasdaq Global Market on July 14, 2023 under the symbol APGE. On March 12, 2024, the Company issued and sold an aggregate of 7,790,321 shares of its common stock (inclusive of 1,016,128 shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $62.00 per share, for aggregate net proceeds of $450.0 million after deducting underwriting discounts and commissions and other offering expenses.

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

Company Liquidity

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued. The Company had an accumulated deficit of $155.9 million as of March 31, 2024. Further, the Company incurred a net loss of $32.1 million and experienced negative cash flows from operations of $31.6 million for the three months ended March 31, 2024. Based on the Company’s current operating plan, it estimates that its existing cash and cash equivalents of $485.5 million, and marketable securities of $330.7 million as of March 31, 2024, will be sufficient to enable the Company to fund its operating expenses and capital requirements through at least the next 12 months from the issuance of these consolidated financial statements.

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

2.Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies as disclosed in Note 2 to the Company consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2024, except as noted below.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Significant estimates relied upon in preparing the accompanying consolidated financial statements include, among others: research and development expenses and related prepaid or accrued costs, the valuation of equity-based compensation awards and related expense.

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

Items measured at fair value on a recurring basis as of March 31, 2024, include cash equivalents and marketable securities (Notes 3 and 4). The carrying amounts reflected in the accompanying consolidated balance sheets for prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

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

Preferred Units

The Company has classified the preferred units as temporary equity because the units could become effectively settled for cash or other assets due to certain contingent event clauses that are outside of the Company’s control. The preferred units are not currently settleable, but are entitled to a distribution of available proceeds upon a change of control or a sale event which is a bona fide, negotiated transaction in which the Company has determined to affect a change of control. Because the occurrence of a change of control and a sale event is not currently probable, the carrying values of the preferred units are not being accreted to their redemption values. Subsequent adjustments to the carrying values of the preferred units would be made only when the change of control or sale event becomes probable.

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

Equity-Based Compensation

Prior to the Reorganization, the Company issued equity-based awards to employees, managers, executives, non-employees and service providers in the form of common units and incentive units. Subsequent to the Reorganization, the Company issued equity-based awards to employees, managers, executives, non-employees and service providers in the form of restricted common units and stock options. The Company accounts for equity-based compensation awards in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”).

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

The Company estimates the fair value of its stock options using the Black-Scholes option pricing model, which uses as inputs the fair value of the Company’s common stock, and certain management estimates, including the expected stock price volatility, the expected term of the award, the risk-free rate, and expected dividends. Expected volatility is calculated based on reported volatility data for a representative group of publicly traded companies for which historical information is available. The Company selects companies with comparable characteristics with historical share price information that approximates the expected term of the equity-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period that approximates the calculated expected term of the stock options. The Company will continue to apply this method until a sufficient amount of historical information regarding the volatility of its stock price becomes available. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. The Company uses the simplified method, under which the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. The Company utilizes this method due to lack of historical exercise data. The expected dividend yield is assumed to be zero as the Company has no current plans to pay any dividends on common stock. The fair value of the restricted stock units are based on the Company’s stock price on the date of the grant.

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

The Company evaluates whether an equity award should be classified and accounted for as a liability award or equity award for all equity-based compensation awards granted. As of March 31, 2024, all of the Company’s equity-based awards were equity classified. Forfeitures are recognized as they occur. The Company classifies equity-based compensation expense in the accompanying consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified, as applicable.

Concentrations of Credit Risk and Significant Suppliers

Financial instruments that potentially expose the Company to credit risk primarily consist of cash, cash equivalents and marketable securities. The Company’s investment portfolio is comprised of money market funds and debt securities issued by U.S. government. The Company maintains its deposits with accredited financial institutions and, consequently, the Company does not believe it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Bank accounts in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2024 and December 31, 2023, predominantly all of the Company’s primary operating accounts significantly exceeded the FDIC limits.

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

Off-Balance Sheet Arrangements

As March 31, 2024 and December 31, 2023, the Company had no off-balance sheet risks such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

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

For periods presented that include the Reorganization, including the three months ended March 31, 2023, the weighted-average shares of common stock outstanding include the weighted average number of common units outstanding prior to the Reorganization.

3.Marketable Securities

The following is a summary of the Company’s investing portfolio (in thousands):

	AS OF MARCH 31, 2024
		UNREALIZED
	COST	GAINS	LOSSES	FAIR VALUE
Marketable securities:
U.S. treasury securities	$151,251	$13	$(59)	$151,205
Debt securities issued by U.S. government agencies	179,665	24	(155)	179,534
	$330,916	$37	$(214)	$330,739

	AS OF DECEMBER 31, 2023
		UNREALIZED
	COST	GAINS	LOSSES	FAIR VALUE
Marketable securities:
U.S. treasury securities	$123,836	$140	$(2)	$123,974
Debt securities issued by U.S. government agencies	152,978	199	(8)	153,169
	$276,814	$339	$(10)	$277,143

As of March 31, 2024, the Company had 21 securities with a total fair market value of $193.9 million in an unrealized loss position. The Company does not intend to sell its investments before recovery of the amortized cost basis of its debt securities at maturity and no allowance for credit losses was recorded as of March 31, 2024 and December 31, 2023. All securities held by the Company have a maturity date of one year or less. Securities are evaluated at the end of each reporting period. The Company did not record any impairment related to its marketable securities during the three months ended March 31, 2024 and 2023.

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a reoccurring basis and indicates the level of fair value hierarchy utilized to determine such values (in thousands):

	AS OF MARCH 31, 2024
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash equivalents:
Money market funds	$407,755	$—	$—	$407,755
U.S. treasury securities	69,556	—	—	69,556
Marketable securities:
U.S. treasury securities	151,205	—	—	151,205
Debt securities issued by U.S. government agencies	—	179,534	—	179,534
	$628,516	$179,534	$—	$808,050

	AS OF DECEMBER 31, 2023
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash equivalents:
Money market funds	$110,655	$—	$—	$110,655
Marketable securities:
U.S. treasury securities	123,974	—	—	123,974
Debt securities issued by U.S. government agencies	—	153,169	—	153,169
	$234,629	$153,169	$—	$387,798

5.Prepaids and Other Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2024	2023
Prepaid expenses	$1,692	$1,736
Other current assets	2,720	1,214
Total	$4,412	$2,950

As of March 31, 2024 and December 31, 2023, the Company had restricted cash of $0.3 million held as a letter of credit for the benefit of a contract research organization. The related letter of credit was classified within other non-current assets on the consolidated balance sheet as of March 31, 2024 and December 31, 2023.

6. Property and Equipment, net

The Company had property and equipment, net of $0.7 million and $0.4 million, as of March 31, 2024 and December 31, 2023, respectively, which consisted entirely of lab equipment. The Company recognized an immaterial amount of depreciation expense for the three months ended March 31, 2024.

7.Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2024	2023
Accrued external research and development expenses	$4,946	$6,685
Accrued manufacturing expenses	6,734	9,219
Accrued other	2,136	1,243
Accrued employee compensation	2,292	167
Total	$16,108	$17,314

8.Other Significant Agreements

Paragon Option and License Agreements

For the three months ended March 31, 2024 and 2023, the Company recognized $6.5 million and $7.5 million, respectively, of research and development expense in connection with services provided by Paragon under the Option and License Agreements.

Option Agreements

In February 2022, the Company entered into the 2022 Option Agreement. Under the terms of the 2022 Option Agreement, Paragon identifies, evaluates and develops antibodies directed against certain mutually agreed therapeutic targets of interest to the

Company. The 2022 Option Agreement initially included two selected targets, IL-13 and IL-4Rα, and was subsequently amended in November 2022 to include an additional selected target, OX40L. Under the 2022 Option Agreement, the Company has the exclusive option to, on a research program-by-research program basis, be granted an exclusive, worldwide license to all of Paragon’s right, title and interest in and to the intellectual property resulting from the applicable research program to develop, manufacture and commercialize the antibodies and products directed to the selected targets (each, an “Option”). From time to time, the Company can choose to add additional targets to the collaboration by mutual agreement with Paragon.

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

In consideration for the exclusive options granted under the 2022 Option Agreement, the Company paid an upfront cash amount of $1.3 million and issued 1,250,000 common units to Paragon. Paragon was also entitled to up to an additional 3,750,000 of common units in exchange for the rights granted under the 2022 Option Agreement, which were issued in connection with the closings of the additional Tranche Options of the Series A Preferred Unit financing (see Note 10). Through March 31, 2024, the Company had issued a total of 5,000,000 common units to Paragon with an aggregate fair value of $2.2 million on the grant date. Under the 2022 Option Agreement, on a Research Program-by-Research Program basis following the finalization of the Research Plan for each respective Research Program, the Company is required to pay Paragon a nonrefundable fee in cash of $0.5 million. The Company is also obligated to compensate Paragon on a quarterly basis for its services performed under each Research Program based on the actual costs incurred. The Company expenses the service fees as the associated costs are incurred when the underlying services are rendered. Such amounts are classified within research and development expenses in the accompanying condensed consolidated statement of operations and comprehensive loss.

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

In November 2023, the Company entered the 2023 Option Agreement. Under the terms of the 2023 Option Agreement, Paragon identifies, evaluates and develops antibodies directed against certain mutually agreed therapeutic targets of interest to the Company. The 2023 Option Agreement initially includes one undisclosed target. Under the 2023 Option Agreement, the Company has the exclusive option to, on a research program-by-research program basis, be granted an exclusive, worldwide license to all of Paragon’s right, title and interest in and to the intellectual property resulting from the applicable research program to develop, manufacture and commercialize the antibodies and products directed to the selected targets Option. From time to time, the Company can choose to add additional targets to the collaboration by mutual agreement with Paragon.

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

Under the 2023 Option Agreement, on a Research Program-by-Research Program basis following the finalization of the Research Plan for each respective Research Program, the Company is required to pay Paragon a nonrefundable fee in cash of $2.0 million. The Company is also obligated to compensate Paragon on a quarterly basis for its services performed under each Research Program based on the actual costs incurred. The Company expenses the service fees as the associated costs are incurred when the underlying services are rendered. In January 2024, the Company finalized the Research Plan with Paragon related to the undisclosed target. As such, the Company made a one-time non-refundable payment of $2.0 million to Paragon in the first quarter of 2024.

License Agreements

In November 2022, the Company exercised its option available under the 2022 Option Agreement with respect to the IL-13 Research Program. Upon such exercise, the parties entered into an associated license agreement (the “IL-13 License Agreement”). In April 2023, the Company exercised its option available under the 2022 Option Agreement with respect to the IL- 4Rα Research Program and the OX40L Research Program. Upon such exercise, the parties entered into associated license agreements (the “IL-4Rα License Agreement” and the “OX40L License Agreement,” respectively, and collectively with the IL-13 License Agreement, the “License Agreements”). Under the terms of each of the License Agreements, Paragon granted to the Company an exclusive, worldwide, royalty-bearing, sublicensable right and license with respect to certain information, patent rights and sequence information related to antibodies directed at the respective target to use, make, sell, import, export and otherwise exploit the antibodies directed at the respective target. Pursuant to the License Agreements, the Company granted to Paragon a similar license (except that such license the Company granted to Paragon is non-exclusive) to the respective licenses with respect to multispecific antibodies that are directed at the respective target and one or more other antibodies. The Company was also granted a right of first negotiation with Paragon concerning the development, license and grant of rights to certain multispecific antibodies associated with each license. The Company is solely responsible for the continued development, manufacture and commercialization of products at its own cost and expense for each licensed target.

The Company is obligated to pay Paragon up to $3.0 million upon the achievement of specific development and clinical milestones for the first product under each of the License Agreements that achieves such specified milestones, including a payment of $1.0 million upon the nomination of a development candidate and $2.0 million upon the first dosing of a human patient in a Phase 1 trial. Upon execution of the IL-13 License Agreement, the Company paid Paragon a $1.0 million fee for the nomination of a development candidate. In August 2023, the Company announced the dosing of its first participant in the Phase 1 trial of APG777 and incurred a milestone payment of $2.0 million to Paragon in the third quarter of 2023. In November 2023, the Company finalized the nomination of a development candidate under the IL-4Rα License Agreement and made a milestone payment of $1.0 million to Paragon in the fourth quarter of 2023. In March 2024, the Company announced the first dosing of a human patient in a Phase 1 trial of APG808 in healthy volunteers and made a milestone payment of $2.0 million to Paragon in the first quarter of 2024.

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

Biologics Master Services Agreement — WuXi Biologics (Hong Kong) Limited

In June 2022, Paragon and WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”) entered into a biologics master services agreement (the “WuXi Biologics MSA”), which was subsequently novated to the Company by Paragon in the second quarter of 2023. The WuXi Biologics MSA governs all development activities and GMP manufacturing and testing for APG777, APG808 and APG990 programs, as well as the Company’s other programs, on a work order basis. Under the WuXi Biologics MSA, the Company is obligated to pay WuXi Biologics a service fee and all non-cancellable obligations in the amount specified in each work order associated with the agreement for the provision of services.

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

For the three months ended March 31, 2024, the Company recognized $4.4 million of research and development expense in connection with the WuXi Biologics MSA subsequent to novation.

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

Indemnification Agreements

The Company enters into standard indemnification agreements and/or indemnification sections in other agreements in the ordinary course of business. Pursuant to the agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. There is no limit to the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. As of March 31, 2024, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company was not aware of any claims under these indemnification arrangements as of March 31, 2024 and December 31, 2023.

Legal Proceedings

The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of FASB ASC Topic 450, Contingencies (“ASC 450”). The Company expenses as incurred the costs related to its legal proceedings.

10.Preferred Shares

As of March 31, 2023, the Company had authorized, issued and outstanding an aggregate of 65,089,212 preferred units, of which 20,000,000 units had been designated as Series A Preferred Units and 45,089,212 units had been designated as Series B Preferred Units. All outstanding preferred units were exchanged for 24,987,750 shares of common stock (or non-voting common stock in lieu thereof) in connection with the IPO in July 2023. As of March 31, 2024, the Company did not have any outstanding preferred units.

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

11.Common Stock

In July 2023, the Company completed its IPO, selling an aggregate 20,297,500 shares of common stock. All outstanding preferred units were exchanged into 24,987,750 shares of common stock in connection with the IPO. Following the IPO, the Company is authorized to issue 400,000,000 shares of common stock, par value $0.00001. In March 2024, the Company issued and sold an aggregate of 7,790,321 shares of its common stock in an underwritten public offering.

As of March 31, 2024, 58,456,027 and 56,367,802 shares of common stock were issued and outstanding, respectively. The 58,456,027 shares of common stock issued is comprised of 44,969,385 shares of voting common stock and 13,486,642 shares of non-voting common stock. As of March 31, 2024, there were 2,088,225 shares of unvested restricted common stock included within the shares of common stock issued.

As of December 31, 2023, 50,655,671 and 48,338,769 shares of common stock were issued and outstanding, respectively. The 50,655,671 shares of common stock issued is comprised of 37,169,029 shares of voting common stock and 13,486,642 shares of non-voting common stock. As of December 31, 2023, there were 2,316,902 shares of unvested restricted common stock included within the shares of common stock issued.

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

The fair value of each incentive unit grant was estimated on the grant date using either an option pricing method (“OPM”), or a hybrid method, both of which used market approaches to estimate the Company’s enterprise value. The OPM treats common units, incentive units and preferred units as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the incentive units have value only if the funds available for distribution to unitholders exceed the value of the preferred and common unit distribution preferences and the strike price with respect to such incentive unit at the time of the liquidity event. The hybrid method is a probability-weighted expected return method (“PWERM”), where the equity value is allocated in one or more of the scenarios using an OPM. The PWERM is a scenario-based methodology that estimates the fair value of each unit based upon an analysis of future values, assuming various outcomes. The incentive unit value is based on the probability-weighted value across the scenarios, considering the OPM to estimate the value within each scenario given the rights of each class of unit. A discount for lack of marketability of the incentive unit is then applied to arrive at an indication of fair value for the incentive unit.

The following assumptions were used in determining the fair value of incentive units granted during the period:

THREE MONTHS ENDED
MARCH 31,
2023
Risk free interest rate	4.3%
Expected dividend yield	0.0%
Expected term (in years)	0.71-2.25
Expected volatility	77.0%

Restricted Common Stock

Concurrent with the Reorganization, all of the outstanding incentive units were exchanged into 3,469,546 shares of common stock, of which 2,779,358 were unvested restricted common stock. The following table provides a summary of the unvested restricted common stock award activity during the three months ended March 31, 2024:

		WEIGHTED-
		AVERAGE
	NUMBER OF	GRANT DATE FAIR
	SHARES	VALUE PER SHARE
Unvested restricted common stock as of December 31, 2023	2,316,902	$5.31
Vested	(228,677)	$4.12
Unvested restricted common stock as of March 31, 2024	2,088,225	$5.44

The fair value of restricted stock vested during the three months ended March 31, 2024 was $0.9 million.

2023 Equity Incentive Plan

In July 2023, in connection with the IPO, the Company’s Board of Directors (the “Board”) and stockholders approved the 2023 Equity Incentive Plan (the “2023 Plan”), which became effective on the date of the effectiveness of the registration statement for the IPO. The 2023 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards. As of March 31, 2024, the number of shares of common stock reserved for issuance under the 2023 Plan is equal to 9,122,975 shares of common stock. The number of shares available for grant and issuance under the 2023 Plan will be automatically increased on January 1 of each year by a number of shares equal to up to 5% of the outstanding shares of common stock on such date.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions:

THREE MONTHS ENDED
MARCH 31,
2024
Common stock fair value	$33.50 - $66.45
Risk free interest rate	3.9% - 4.3%
Expected dividend yield	0.0%
Expected term (in years)	6.25
Expected volatility	95.0% - 96.4%

The following table provides a summary of stock option activity under the 2023 Plan during the three months ended March 31, 2024:

			WEIGHTED-
		WEIGHTED-	AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
		EXERCISE	CONTRACTUAL TERM	VALUE
	OPTIONS	PRICE	(IN YEARS)	(IN THOUSANDS)
Outstanding as of December 31, 2023	2,506,017	$21.49	9.80	16,154
Granted	110,259	$38.53	—	—
Exercised	(1,047)	$22.86	—	—
Forfeited	—	$—	—	—
Outstanding as of March 31, 2024	2,615,229	$22.21	9.61	115,694
Vested and expected to vest as of March 31, 2024	2,615,229	$22.21	9.61	115,694
Exercisable as of March 31, 2024	99,955	$22.93	9.38	4,350

The fair value of options vested during the three months ended March 31, 2024 was $1.8 million.

The following table provides a summary of the unvested restricted stock unit activity under the 2023 Plan during the three months ended March 31, 2024:

		WEIGHTED-
		AVERAGE
	NUMBER OF	GRANT DATE FAIR
	SHARES	VALUE PER SHARE
Unvested restricted stock units as of December 31, 2023	144,090	$22.86
Vested	(8,988)	22.86
Unvested restricted stock units as of March 31, 2024	135,102	$22.86

The fair value of restricted stock units vested during the three months ended March 31, 2024 was $0.2 million.

2023 Employee Stock Purchase Plan

In July 2023, the Board adopted and the Company’s stockholders approved the 2023 Employee Stock Purchase Plan, (the “ESPP”), which became effective on July 13, 2023. The ESPP provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of the Company's common stock, subject to any plan limitations. The purchase period under the ESPP has a duration of six months, and the purchase price with respect to each purchase period is equal to 85% of the lesser of (i) the fair market value of the Company's common stock at the commencement of the applicable six-month purchase period or (ii) the fair market value of the Company's common stock on the exercise date. The first purchase period commenced in January 2024. As of March 31, 2024, no shares have been issued under the ESPP and 962,390 shares remain available for issuance.

The following table presents the classification of equity-based compensation expense related to equity awards granted to employees, managers, executives, and service providers (in thousands):

	THREE MONTHS	THREE MONTHS
	ENDED MARCH 31,	ENDED MARCH 31,
	2024	2023
Research and development expense	$1,930	$133
General and administrative expense	2,256	1,141
Total	$4,186	$1,274

As of March 31, 2024, the total unrecognized compensation expense related to the Company’s stock options, unvested restricted stock and ESPP was $55.5 million, which the Company expects to recognize over a weighted-average period of approximately 3.4 years.

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

13.Related Parties

Under the Option Agreements and the License Agreements, Paragon, a stockholder of the Company that was founded by a Series A Preferred Unit investor, received upfront consideration in the form of common units, is entitled to receive milestone and royalty payments upon specific conditions and receives payments from the Company for providing ongoing services under the agreements (see Note 8). As of March 31, 2024 and December 31, 2023, $2.5 million and $5.2 million were due to Paragon, respectively. The Company incurred $6.5 million (inclusive of a $2.0 million payment for finalizing the Research Plan with Paragon related to an undisclosed target and a $2.0 million payment for the first dosing of a human patient in a Phase 1 trial of APG808), and $7.5 million of research and development expenses for the three months ended March 31, 2024, and 2023, respectively.

14.Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Numerator:
Net loss	$(32,094)	$(12,525)
Net loss attributable to common stockholders, basic and diluted	$(32,094)	$(12,525)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	50,189,808	5,000,000
Net loss per share attributable to common stockholders, basic and diluted	$(0.64)	$(2.51)

The following potential common shares, presented based on amounts outstanding period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the period indicated because including them would have been anti-dilutive:

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Series A Preferred Units	—	20,000,000
Series B Preferred Units	—	45,089,212
Vested Incentive Units	—	1,625,086
Unvested Incentive Units	—	9,425,815
Stock options	2,615,229	—
Unvested restricted common stock	2,088,225	—
Unvested restricted stock units	135,102	—
Potential shares issuable under the ESPP	8,063	—
Total	4,846,619	76,140,113

15.Operating Leases

In November 2023, the Company entered into a lease agreement for lab space. As of March 31, 2024, the current and non-current portions of the total liability for the operating lease were $1.1 million and $0.6 million, respectively. As of March 31, 2024, the remaining lease term on the Company’s operating lease was 1.7 years and the incremental borrowing rate used to determine the operating lease liabilities included on the balance sheet was 10%. Lease expense was $0.3 million for the three months ended March 31, 2024.

16.Subsequent Events

The Company evaluated subsequent events through the date on which these financial statements were issued to ensure that these condensed consolidated financial statements include appropriate disclosure of events both recognized in the financial statements as of March 31, 2024 and events which occurred subsequently but not recognized in the financial statements. No subsequent events have occurred that require disclosure, except as disclosed below.

In May 2024, the Company finalized the nomination of a development candidate under the OX40L License Agreement and will make a milestone payment of $1.0 million to Paragon in the second quarter of 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, as well as our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The following discussion contains forward-looking statements that reflect our current plans, forecasts, estimates and beliefs and involve risks and uncertainties. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our actual results, outcomes and the timing of events could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in the section titled “Risk Factors.” We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. Forward-looking statements are not historical facts, reflect our current views with respect to future events, and apply only as of the date made. We do not intend, and undertake no obligation, to update these forward-looking statements, except as required by law. Unless the context requires otherwise, references to “we,” “us,” “our,” “Apogee” or “the Company” refer to Apogee Therapeutics, Inc. and its subsidiary.

Overview

We are a clinical stage biotechnology company seeking to develop differentiated biologics for the treatment of atopic dermatitis (“AD”), asthma, chronic obstructive pulmonary disease (“COPD”), and related inflammatory and immunology (“I&I”). Our antibody programs are designed to overcome limitations of existing therapies by targeting well-established mechanisms of action and incorporating advanced antibody engineering to optimize half-life and other properties. We commenced our operations in February 2022 as a Delaware limited liability company named Apogee Therapeutics, LLC. We were founded by leading healthcare investors, Fairmount Funds and Venrock Healthcare Capital Partners, and have since assembled a management team of drug developers and an executive team with significant experience in clinical development, manufacturing of biologics and leading public biopharmaceutical company operations, financing and transactions. Apogee Therapeutics, Inc., a successor to Apogee Therapeutics, LLC, was formed as a Delaware corporation in June 2023 in preparation for our initial public offering (“IPO”). We maintain a corporate headquarters in Waltham, Massachusetts, laboratory space in Boston, Massachusetts and otherwise operate virtually in the United States. In addition, we engage significantly with third parties, including Paragon Therapeutics, Inc. (“Paragon”), who is also a related party, to perform ongoing research and development activities and other services on our behalf.

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

In August 2023, we announced the dosing of our first participant in our first clinical trial for APG777 in Australia. The APG777 Phase 1 trial is a double-blind, placebo-controlled study in healthy volunteers and consists of a single-ascending dose (“SAD”) component and a multiple-ascending dose (“MAD”) component. The trial enrolled 40 healthy adult subjects into three SAD and two MAD cohorts. The primary endpoint is safety and a key secondary endpoint is pharmacokinetics (“PK”). The Phase 1 trial is ongoing and in March 2024, we announced positive interim safety and PK data from this trial. PK data showed a half-life of approximately 75 days across doses tested and pharmacodynamic(“PD”) data showed deep and sustained inhibition of key AD biomarkers pSTAT6 and TARC for approximately three months (longest available follow-up available, with inhibition still ongoing at time of the data cut). APG777, in single doses up to 1,200 mg and multiple doses of 300 mg, was well tolerated and showed a favorable safety profile, in line with the existing body of third-party evidence for the safety of the anti-IL-13 class. In the first quarter of 2024, we also filed an investigational new drug application (“IND”) in support of a Phase 1 trial in healthy volunteers in the United States for subjects of Japanese descent and have completed dosing in that trial. We anticipate dosing the first patient in our integrated Phase 2 trial in AD in the in the first half of 2024 with 16-week topline data from Part A expected in the second half of 2025. The trial is designed to combine the typical Phase 2a and 2b portions of a clinical trial into a single protocol. Part A is expected to enroll approximately 110 patients randomized 2:1 to APG777 and placebo with primary endpoint of mean percentage changes in EASI score from baseline to week 16.

Part B of the Phase 2 trial is a randomized, placebo-controlled dose optimization with approximately 360 patients randomized 1:1:1:1 to high, medium, or low dose APG777 and placebo with primary endpoint of mean percentage changes in EASI score from baseline to week 16. All patients benefiting from treatment will continue to APG777 maintenance, which will evaluate three- to six-month dosing. In addition, we expect to initiate a Phase 2 trial of APG777 in asthma in 2025.

In November 2023, we finalized the nomination of a development candidate for APG808 and in March 2024, we announced the dosing of the first participants in the Phase 1 trial in Australia and we anticipate that we will conduct a potential Phase 1b trial in asthma and/or a Phase 2 trial in COPD (pending data from the Phase 1 trial and following the submission of an IND or foreign equivalent to support such trials). APG808 is an SQ extended half-life mAb targeting IL-4Rα, a target with clinical validation across eight different Type 2 allergic diseases. APG808 has similar binding as a first generation mAb, DUPIXENT, with femtomolar affinity for IL-4Rα and has demonstrated similar inhibition to DUPIXENT across three in vitro assays which measure downstream functional inhibition of the IL-13/IL-4 pathway (pSTAT6 induction, inhibition of TF-1 proliferation, and inhibition of TARC secretion). Additionally, in our head-to-head studies of APG808 and DUPIXENT in non-human primates, APG808 showed a significantly longer half-life than DUPIXENT. In these preclinical studies, APG808’s half-life was up to 27 days, as compared to 11 days for DUPIXENT. Based on these preclinical studies, we believe that the longer half-life could support dosing either every 6 weeks or every 2 months in the clinic, which, if future clinical trials are successful, would represent a significant improvement compared to DUPIXENT which is currently being investigated with every 2-week dosing in COPD. We expect interim Phase 1 PK and safety data from our Phase 1 trial healthy volunteers in the second half of 2024 and initial proof-of-concept data in asthma in the first half of 2025. We expect to initiate a proof-of-concept clinical trial in patients with COPD in 2025, pending positive data from our Phase 1 trial and regulatory clearance.

Our early-stage programs, APG990 and APG222, are also progressing. We nominated a candidate for APG990 in the second quarter of 2024 and expect to initiate a Phase 1 trial in healthy volunteers in the second half of 2024. In our head-to-head preclinical assays, APG990 has demonstrated similar or improved potency to amlitelimab.  In our head-to-head studies of APG990 and amlitelimab in NHPs, APG990 demonstrated half-life of 26 days versus 21 days for amlitelimab. In addition, based on our preclinical studies, we believe APG990 can be dosed every three to six months in maintenance, which, if our clinical trials are successful, would represent a significant improvement compared to first generation OX40L antibodies that are expected to be dosed every four to twelve weeks. We plan to provide more detailed updates on our earlier pipeline programs and combination strategy in an R&D Day in the fourth quarter of 2024.

Since our inception in February 2022, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business and scientific planning, conducting discovery and research activities, acquiring product programs, establishing and protecting our intellectual property portfolio, developing and progressing our pipeline, establishing arrangements with third parties for the manufacture of our programs and component materials, and providing general and administrative support for these operations. We do not have any programs approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from the issuance of preferred units and sale of common stock. Prior to our IPO, we received gross proceeds of $169.0 million from sales of our preferred units. On July 13, 2023, our Registration Statement on Form S-1, as amended (File Nos. 333 272831 and 333 273236) (the “IPO Registration Statement”), relating to our IPO was declared effective by the SEC. Pursuant to the IPO Registration Statement, we issued and sold an aggregate of 20,297,500 shares of common stock (inclusive of 2,647,500 shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $17.00 per share, for aggregate net proceeds of $315.4 million after deducting underwriting discounts and commissions and other offering expenses. On March 7, 2024, our Registration Statement on Form S-1, as amended (File Nos. 333 277664 and 333 277763) (the “2024 Registration Statement”), relating to our public offering (the “March 2024 Offering”) was declared effective by the SEC. Pursuant to the 2024 Registration Statement we issued and sold an aggregate of 7,790,321 shares of common stock (inclusive of 1,016,128 shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $62.00 per share, for aggregate net proceeds of $450.0 million after deducting underwriting discounts and commissions and other offering expenses.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any programs we may develop. We generated net loss of $32.1 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $155.9 million. We expect to continue to incur significantly increased expenses for the foreseeable future if and as we:

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

We expect that our existing cash and cash equivalents of $485.5 million, and marketable securities of $330.7 million as of March 31, 2024, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. See “Liquidity and Capital Resources” for further information.

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

In consideration for the exclusive options granted under the 2022 Option Agreement, we paid an upfront cash amount of $1.3 million and issued 1,250,000 common units to Paragon. Paragon was also entitled to up to an additional 3,750,000 of common units in exchange for the rights granted under the 2022 Option Agreement, which were issued in connection with the closings of the additional tranches of the Series A Preferred Unit financing. Through March 31, 2024 we had issued a total of 5,000,000 common units to Paragon with an aggregate fair value of $2.2 million on the grant date, which subsequently were exchanged for common stock following the IPO. Under the 2022 Option Agreement, on a Research Program-by-Research Program basis following the finalization of the Research Plan for each respective Research Program, we are required to pay Paragon a nonrefundable fee in cash of $0.5 million. We are also obligated to compensate Paragon on a quarterly basis for its services performed under each Research Program based on the actual costs incurred. We expense the service fees as the associated costs are incurred when the underlying services are rendered. Such amounts are classified within research and development expenses in our consolidated statement of operations and comprehensive loss.

In November 2023, we entered into an additional antibody discovery and option agreement with Paragon (the 2023 Option Agreement and together with the 2022 Option Agreement, collectively the “Option Agreements”). Under the terms of the 2023 Option Agreement, Paragon identifies, evaluates and develops antibodies directed against certain mutually agreed therapeutic targets of interest to us. The 2023 Option Agreement initially includes one undisclosed target. Under the 2023 Option Agreement, we have the exclusive option to, on a research program-by-research program basis, be granted an exclusive, worldwide license to all of Paragon’s right, title and interest in and to the intellectual property resulting from the applicable research program to develop, manufacture and commercialize the antibodies and products directed to the selected targets. From time to time, we can choose to add additional targets to the collaboration by mutual agreement with Paragon.

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

Unless terminated earlier, the Option Agreement shall continue in force on a Research Program-by-Research Program basis until the earlier of: (i) the end of the Option Period for such Research Program, as applicable, if such Option is not exercised by us; and (ii) the effective date of the license agreement for such Research Program if we exercise our Option with respect to such Research Program (the “Term”). Upon the expiration of the Term for all then-existing Research Programs, the applicable Option Agreement will automatically expire in its entirety. We may terminate either Option Agreement or any Research Program at any time for any or no reason upon 30 days’ prior written notice to Paragon, provided that we must pay certain unpaid fees due to Paragon upon such termination, as well as any non-cancellable obligations reasonably incurred by Paragon in connection with its activities under any terminated Research Program. Each party has the right to terminate either Option Agreement or any Research Program upon (i) 30 days’ prior written notice of the other party’s material breach that remains uncured for the 30-day period and (ii) the other party’s bankruptcy.

Paragon License Agreements

In November 2022, we exercised our option available under the 2022 Option Agreement with respect to the IL-13 Research Program. Upon such exercise, the parties entered into an associated license agreement (the “IL-13 License Agreement”). In April 2023, we exercised our option available under the 2022 Option Agreement with respect to the IL-4Rα Research Program and the OX40L Research Program. Upon such exercise, the parties entered into associated license agreements (the “IL-4Rα License Agreement” and the “OX40L License Agreement,” respectively and collectively with the IL-13 License Agreement, the “License Agreements”).  Under

the terms of the License Agreements, Paragon granted to us an exclusive, worldwide, royalty-bearing, sublicensable right and license with respect to certain information, patent rights and sequence information related to antibodies directed at the respective target to use, make, sell, import, export and otherwise exploit the antibodies directed at the respective target. Pursuant to the License Agreements, we granted to Paragon a similar license (except that such license we granted to Paragon is non-exclusive) to the respective licenses with respect to multispecific antibodies that are directed at the respective targets and one or more other antibodies. We were also granted a right of first negotiation with Paragon concerning the development, license and grant of rights to certain multispecific antibodies associated with each respective license. We are solely responsible for the continued development, manufacture and commercialization of products at our own cost and expense for each licensed target.

We are obligated to pay Paragon up to $3.0 million upon the achievement of specific development and clinical milestones for the first product under each of the License Agreements that achieves such specified milestones, including a payment of $1.0 million upon the nomination of a development candidate and $2.0 million upon the first dosing of a human patient in a Phase 1 trial. Upon execution of the IL-13 License Agreement, we paid Paragon a $1.0 million fee for the nomination of a development candidate. In August 2023, we announced the dosing of our first participant in the Phase 1 trial of APG777 and have accordingly recorded research and development expense for the milestone payment of $2.0 million to Paragon in the year ended December 31, 2023. In November 2023, we finalized the nomination of a development candidate under the IL-4Rα License Agreement and made a milestone payment of $1.0 million to Paragon in the fourth quarter of 2023. In March 2024, we announced the first dosing of a human patient in a Phase 1 trial of APG808, and accordingly have recorded research and development expense of $2.0 million for the milestone payment in the first quarter of 2024.

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

Biologics Master Services Agreement - WuXi Biologics (Hong Kong) Limited

In June 2022, Paragon and WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”) entered into a biologics master services agreement (the “WuXi Biologics MSA”), which was subsequently novated to us by Paragon in the second quarter of 2023. The WuXi Biologics MSA governs all development activities and GMP manufacturing and testing for our APG777, APG808 and APG990 programs, as well as some of our other programs, on a work order basis. Under the WuXi Biologics MSA, we are obligated to pay WuXi Biologics a service fee and all non-cancellable obligations in the amount specified in each work order associated with the agreement for the provision of services.

The WuXi Biologics MSA terminates on the later of (i) June 20, 2027, or (ii) the completion of services under all work orders executed by the parties prior to June 20, 2027, unless terminated earlier. The term of each work order terminates upon completion of the services under such work order, unless terminated earlier. We can terminate the WuXi Biologics MSA or any work order at any time upon 30 days’ prior written notice and immediately upon written notice if WuXi Biologics fails to obtain or maintain required material governmental licenses or approvals. Either party may terminate a work order (i) at any time upon six months’ prior notice with reasonable cause, provided however that if WuXi Biologics terminates a work order in such manner, no termination or cancellation fees shall be paid by us and (ii) immediately for cause upon (a) the other party’s material breach that remains uncured for 30 days after notice of such breach, (b) the other party’s bankruptcy or (c) a force majeure event that prevents performance for a period of at least 90 days.

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

Research and Development

Research and development expenses consist primarily of costs incurred in connection with the development and research of our programs. These expenses include:

●	costs of funding research performed by third parties, including Paragon, that conduct research and development and preclinical or clinical activities on our behalf;
●	the cost to acquire in-process research and development, with no alternative future use associated with asset acquisitions, such as the Option Agreements, and License Agreements;
●	expenses incurred in connection with continuing our current research programs and preclinical development of any programs we may identify, including under agreements with third parties, such as consultants and contractors;
●	the cost of developing and validating our manufacturing process for use in our preclinical studies and current and future clinical trials; and
●	personnel-related expenses, including salaries, bonuses and equity-based compensation expense.

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

Our primary focus since inception has been the identification and development of our pipeline programs. Our research and development costs primarily consist of external costs, such as fees paid to Paragon under the Option Agreements and the License Agreements. We do not separately track or segregate the amount of costs incurred under the Option Agreement due to the early-stage and discovery nature of the services. We do not allocate personnel-related costs by program because these resources are used and these costs are deployed across multiple programs under development, and, as such, are not separately classified.

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

As of December 31, 2023, we had U.S. federal NOL carryforwards of approximately $23.6 million, which may be available to reduce future taxable income and have an indefinite carryforward period but are limited in their usage to an annual deduction equal to 80% of annual taxable income. We also had state net operating loss carryforwards of approximately $6.5 million, which will begin to expire in 2043 for state tax purposes. As of December 31, 2023, we also had U.S. federal and state research and development tax credit carryforwards of approximately $2.7 million, which may be available to reduce future tax liabilities. We also had California research and development credit carryforwards of approximately $0.7 million. The U.S. federal research and development tax credit carryforwards expire at various dates beginning in 2042 and the state research and development tax credit carryforwards do not expire. We have recorded a full valuation allowance against our net deferred tax assets at the balance sheet date.

Comparison of the Three Months Ended March 31, 2024 and 2023

Results of Operations

The following table summarizes our consolidated statements of operations for the periods presented (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2024	2023	$ CHANGE
Operating expenses:
Research and development	$28,716	$8,455	$20,261
General and administrative	9,465	4,203	5,262
Total operating expenses	38,181	12,658	25,523
Loss from operations	(38,181)	(12,658)	(25,523)
Other income, net:
Interest income	6,087	133	5,954
Total other income, net	6,087	133	5,954
Net loss	$(32,094)	$(12,525)	$(19,569)

Research and Development Expense

The following table summarizes our research and development expenses incurred for the periods presented (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2024	2023
External research and development costs by program:
APG777	$5,964	$4,189
APG808 (1)	3,960	—
Unallocated research and development costs:
External-discovery related costs and other	10,959	3,637
Personnel-related (including equity-based compensation)	7,833	629
Total research and development expenses	$28,716	$8,455

(1) External research and development costs for APG808 for the three months ended March 31, 2023 were recorded as unallocated external discovery related costs as the development candidate for APG808 was nominated in November 2023.

Research and development expenses for the three months ended March 31, 2024 and 2023 were $28.7 million and $8.5 million, respectively. The increase of $20.2 million was primarily driven by further development of our APG777 and APG808 programs and advancement of our pipeline into clinical trials, as well as increases in personnel costs, including equity-based compensation expense, associated with the growth in our research and development team. Research and development expense related to the APG777 program for the three months ended March 31, 2024 and 2023 were $6.0 million and $4.2 million of research and development expense related to the APG777 program, respectively. The increase of $1.8 million was primarily driven by an increase in clinical trial-related expenses and clinical manufacturing activities to support our Phase 1 clinical trials and prepare for our Phase 2 clinical trial. For the three months ended March 31, 2024, we recorded $4.0 million of research and development expense related to the APG808 program, which included a $2.0 million milestone payment related to the first dosing of a human patient in a Phase 1 clinical trial in March 2024. No such expense was recorded in the three months ended March 31, 2023, as APG808 expenses were recorded as unallocated external-discovery related costs until the program candidate was nominated in November 2023. Other external-discovery related costs increased by $7.3 million in the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily driven by a one-time non-refundable payment of $2.0 million to Paragon in January 2024 for finalizing the Research Plan for an undisclosed target, and advancement of our other preclinical programs. Personal-related expenses increased $7.2 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to increased headcount and share-based compensation.

General and Administrative Expense

The following table summarizes our general and administrative expenses for the periods presented (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Personnel-related (including equity-based compensation)	$5,789	$2,035
Legal and professional fees	1,327	1,023
Other	2,349	1,145
Total general and administrative expenses	$9,465	$4,203

General and administrative expenses for the three months ended March 31, 2024, were $9.5 million, compared to $4.2 million for the three months ended March 31, 2023. The increase of $5.3 million was primarily due to an increase of personnel costs of $3.8 million, an increase in legal and professional services of $0.3 million and an increase of other expenses of $1.2 million, all of which were the result of the expansion of our operations to support our growth in our business and the cost of operating as a public company.

Other Income, Net

Interest income increased $6.0 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, which was primarily related to interest on our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses. We have not yet commercialized any of our programs, which are in various phases of early-stage development, and we do not expect to generate revenue from sales of any of our programs for several years, if at all. To date, we have financed our operations from the proceeds from the issuance of preferred units and the sale of common stock in our IPO and our March 2024 Offering. As of March 31, 2024, we had cash and cash equivalents of $485.5 million and $330.7 million of marketable securities.

Prior to our IPO, we received gross proceeds of $169.0 million from sales of our preferred units. In connection with our IPO in July 2023, we issued and sold an aggregate of 20,297,500 shares of common stock (inclusive of 2,647,500 shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a price of $17.00 per share for aggregate net proceeds of $315.4 million, after deducting underwriting discounts and commissions and other offering expenses. In connection with our March 2024 Offering, we issued and sold an aggregate of 7,790,321 shares of common stock (inclusive of 1,016,128 shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $62.00 per share, for aggregate net proceeds of $450.0 million after deducting underwriting discounts and commissions and other offering expenses.

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Net cash, cash equivalents, and restricted cash provided by (used in):
Operating activities	$(31,636)	$(10,557)
Investing activities	(51,743)	—
Financing activities	450,520	$—
Net increase (decrease) in cash equivalents, and restricted cash	$367,141	$(10,557)

Net Cash used in Operating Activities

Cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of operating assets and liabilities, which are generally attributable to timing of payments, and the related effect on certain account balances, operational and strategic decisions and contracts to which we may be a party.

For the three months ended March 31, 2024, operating activities used $31.6 million of cash, primarily due to a net loss of $32.1 million, amortization of discounts on marketable securities of $2.7 million and net changes in operating assets and liabilities of $1.3 million. This was partially offset by a non-cash charge of $4.2 million for equity-based compensation.

For the three months ended March 31, 2023, operating activities used $10.6 million of cash, primarily due to a net loss of $12.5 million and partially offset by non-cash charges including $1.3 million for equity-based compensation. Additionally, changes in our operating assets and liabilities primarily consisted of a $0.7 million increase in accounts payable and accrued expenses.

Net Cash used in Investing Activities

During the three months ended March 31, 2024, net cash used in investing activities of $51.7 million was primarily related to the $125.9 million purchase of marketable securities, partially offset by $74.5 million in maturities of marketable securities.

Net Cash provided by Financing Activities

For the three months ended March 31, 2024, financing activities provided $450.5 million of cash, primarily related to the issuance and sale of 7,790,321 shares of common stock, net of paid issuance costs, in our March 2024 Offering.

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

Additional debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute our stockholders’ ownership interests.

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

As of March 31, 2024, we had $485.5 million of cash and cash equivalents and $330.7 million of marketable securities. Based on our current operating plan, as of the date of this Quarterly Report, we estimate that our existing cash, cash equivalents, and marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the issuance of our consolidated financial statements included elsewhere in this Quarterly Report. Moreover, based on our current operating plan, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Our agreements to license intellectual property include potential milestone payments that are dependent upon the development of products using the intellectual property licensed under the agreements and contingent upon the achievement of specific development and clinical milestones. As of March 31, 2024, we have incurred $6.0 million of the maximum aggregate potential milestone payments.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues recognized and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that are most critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements. While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements appearing elsewhere in this Quarterly Report, we believe that our most critical accounting policies are those relating to Research and Development Expenses, Asset Acquisitions and Acquired In-Process Research and Development Expenses, and Equity-Based Compensation, which are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgment and Estimates” in our Annual Report on Form 10-K. There have been no material changes to our critical accounting policies from those described in the Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act for this reporting period and are not required to provide the information required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage biotechnology company with limited operating history. Since our inception in 2022, we have incurred significant operating losses and have utilized substantially all of our resources to date in-licensing and developing our programs, organizing and staffing our company and providing other general and administrative support for our operations. We have no significant experience as a company in initiating, conducting or completing clinical trials. In part because of this lack of experience, we cannot be certain that our planned clinical trials will begin or be completed on time, if at all, or that our ongoing clinical trials will be completed on time, if at all. In addition, we have not yet demonstrated an ability to obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Accordingly, we will require substantial additional funding to continue our operations. Based on our current operating plan, we estimate that our existing cash, cash equivalents, and marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2028. We have based this estimate on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently anticipate.

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

We have incurred significant net losses in each period since we commenced operations in February 2022. We generated net losses of $32.1 million and $12.5 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $155.9 million. We expect to continue to incur significant losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

Our competitors have developed, are developing or will develop programs and processes competitive with our programs and processes. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments. Our success will depend partially on our ability to develop and commercialize products that have a competitive safety, efficacy, dosing and/or presentation profile. Our commercial opportunity and success will be reduced or eliminated if competing products are safer, more effective, have a more attractive dosing profile or presentation or are less expensive than the products we develop, or if our competitors develop competing products or if biosimilars enter the market more quickly than we do and are able to gain market acceptance. See the section titled “Business—Competition” in our Annual Report on Form 10-K for a more detailed description of our competitors and the factors that may affect the success of our programs.

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

We are substantially dependent on the success of our two most advanced programs, APG777 and APG808, and our ongoing and anticipated trials of APG777 and APG808 may not be successful.

Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, our two most advanced programs, APG777 and APG808. We are investing a majority of our efforts and financial resources into the research and development of these programs. We initiated our Phase 1 clinical trial for APG777 in healthy volunteers and announced the dosing of our first participant in August 2023. We finalized the nomination of a development candidate for APG808 in the fourth quarter of 2023 and in March 2024 announced the dosing of the first participants in the Phase 1 trial in Australia. The success of our programs is dependent on observing a longer half-life of our programs in humans than other monoclonal antibodies currently marketed and in development as we believe this longer half-life has the potential to result in a more favorable dosing schedule for our programs, assuming they successfully complete clinical development and obtain marketing approval. This is based in part on the assumption that the longer half-life we have observed in non-human primates (“NHPs”) will translate into an extended half-life of our programs in humans. To the extent we do not observe this extended half-life when we dose humans with our programs, it would significantly and adversely affect the clinical and commercial potential of our programs.

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

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials, such as the expected timing for the completion of our Phase 1 clinical trial in AD and expected first patient dosing in and topline data from our planned Phase 2 clinical trial in AD, as well as the submission of regulatory filings.

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

We are conducting our Phase 1 clinical trials for APG777 and APG808 in Australia and we may choose to conduct one or more of our future clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates. Even if the FDA accepted such data, it could require us to modify our planned clinical trials to receive clearance to initiate such trials in the United States or to continue such trials once initiated.

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

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must currently rely on CMOs for developing and manufacturing our programs and product candidates.  We have not yet caused our programs or product candidates to be manufactured on a commercial scale and may not be able to do so for any of our programs or product candidates, if approved.  We currently have a sole source relationship for our preclinical and clinical supply of APG777, APG808 and APG990.  If there should be any disruption in such supply arrangement, including any adverse events affecting our sole supplier, it could have a negative effect on the clinical development of our programs and other operations while we work to identify and qualify an alternate supply source.  We may not control the manufacturing process of, and may be completely dependent on, our contract manufacturing partners for compliance with cGMP requirements and any other regulatory requirements of the FDA or comparable foreign regulatory authorities for the manufacture of our programs.  Beyond periodic audits, we have no control over the ability of our CMOs to maintain adequate quality control, quality assurance and other qualified personnel.  If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our programs or if it withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would require the incurrence of significant additional costs and materially adversely affect our ability to develop, obtain regulatory approval for or market our programs, if approved.  Similarly, our failure, or the failure of our CMOs, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of programs or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our programs or drugs and harm our business and results of operations.

Moreover, our CMOs may experience manufacturing difficulties due to resource constraints, supply chain issues, or as a result of labor disputes or unstable political environments. If any CMOs on which we will rely fail to manufacture quantities of our programs at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a cost that allows us to achieve profitability, our business, financial condition and prospects could be materially and adversely affected. In addition, our CMOs and other vendors are responsible for transporting temperature-controlled materials that can be inadvertently degraded during transport due to several factors, rendering certain batches unsuitable for trial use for failure to meet, among others, our integrity and purity specifications. We and any of our CMOs may also face product seizure or detention or refusal to permit the import or export of products. Our business could be materially adversely affected by business disruptions to our third-party providers that could materially adversely affect our anticipated timelines, potential future revenue and financial condition and increase our costs and expenses. Each of these risks could delay or prevent the completion of our preclinical studies and clinical trials or the approval of any of our programs by the FDA, resulting in higher costs or adversely impacting commercialization of our programs. See the section titled “Business-Manufacturing and Supply” in our Annual Report on Form 10-K for a more detailed description of our manufacturing and supply plans and assumptions and the factors that may affect the success of our programs.

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

We, and third parties who we work with are or may become subject to numerous domestic and foreign laws, regulations, and standards relating to privacy, data protection, and data security, the scope of which is changing, subject to differing applications and interpretations, and may be inconsistent among countries, or conflict with other rules. We are or may become subject to the terms of contractual obligations related to privacy, data protection, and data security. Our obligations may also change or expand as our business grows. The actual or perceived failure by us or third parties related to us to comply with such laws, regulations and obligations could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines and penalties, result in reputational harm, lead to a loss of customers, result in litigation and liability, and otherwise cause a material adverse effect on our business, financial condition, and results of operations. See the section titled “Business—Government Regulation—Data Privacy and Security” in our Annual Report on Form 10-K for a more detailed description of the laws that may affect our ability to operate.

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

In addition, a European Unified Patent Court (“UPC”) entered into force on June 1, 2023. The UPC is a common patent court to hear patent infringement and revocation proceedings effective for member states of the EU. This enables third parties to seek revocation of a European patent in a single proceeding at the UPC rather than through multiple proceedings in each of the jurisdictions in which the European patent is validated. Although we do not currently own any European patents or applications, if we obtain such patents and applications in the future, any such revocation and loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Moreover, the controlling laws and regulations of the UPC will develop over time, and may adversely affect our ability to enforce or defend the validity of any European patents we may obtain. We may decide to opt out from the UPC any future European patent applications that we may file and any patents we may obtain. If certain formalities and requirements are not met, however, such European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that future European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC.

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

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our programs. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. See the section titled “Business—Government Regulation—Healthcare Reform” in our Annual Report on Form 10-K for a more detailed description of healthcare reforms measures that may prevent us from being able to generate revenue, attain profitability, or commercialize our programs.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our programs, if approved. See the section titled “Business—Government Regulation— Other Healthcare Laws and Compliance Requirements” in our Annual Report on Form 10-K for a more detailed description of the laws that may affect our ability to operate.

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

Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. These entities may create preferential access policies for a competitor’s product, including a branded or generic/biosimilar product, over our products in an attempt to reduce their costs, which may reduce our commercial opportunity. Additionally, if any of our programs are approved and we are found to have improperly promoted off-label uses of those programs, we may become subject to significant liability, which would materially adversely affect our business and financial condition. See the sections titled “Business—Government Regulation—Coverage and Reimbursement” and “Business— Other Government Regulation Outside of the United States—Regulation in the European Union” in our Annual Report on Form 10-K for a more detailed description of the government regulations and third-party payor practices that may affect our ability to commercialize our programs.

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

We may seek Fast Track Designation for one or more of our programs. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular program is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. See the section titled “Business—Government Regulation—Expedited Development and Review Programs” in our Annual Report on Form 10-K for a more detailed description of the process for seeking Fast Track Designation.

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

In addition, the stock market in general, and the market for biotechnology and biopharmaceutical companies in particular, have historically been particularly volatile and experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. If the market price of our common stock does not exceed the price at which investors purchase their shares, investors may not realize any return on their investment in us and may lose some or all of their investment. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would materially adversely affect our business, financial condition and results of operation.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our Board that our stockholders might consider favorable. At any time while at least 6,061,821 shares of non-voting common stock remain issued and outstanding, we may not consummate a Fundamental Transaction (as defined in our amended and restated certificate of incorporation) or any merger or consolidation of the Company with or into another entity or any stock sale to, or other business combination in which the stockholders of the Company immediately before such transaction do not hold at least a majority of the capital stock of the Company immediately after such transaction, without the affirmative vote of the holders of a majority of the then outstanding shares of non-voting common stock. All of the outstanding shares of non-voting common stock are held by entities affiliated with two stockholders. This provision of our amended and restated certificate of incorporation may make it more difficult for us to enter into any of the aforementioned transactions. In addition, Section 203 of the General Corporation Law of the State of Delaware prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Any provision of our amended and restated certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our common stock. See the section titled “Description of Capital Stock—Anti-Takeover Effects of Our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and Delaware Law” in the final prospectus for our March 2024 Offering filed with the SEC pursuant to Rule 424(b) on March 11, 2024 (the “March 2024 Prospectus”).

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) is the exclusive forum for certain actions, in all cases subject to the court’s having jurisdiction over indispensable parties named as defendants. In addition, our amended and restated certificate of incorporation provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act but that the forum selection provision will not apply to claims brought to enforce a duty or liability created by the Exchange Act. These exclusive forum provisions may impose additional costs on stockholders in pursuing any such claims or limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes, which may discourage lawsuits. There is uncertainty as to whether a court would enforce such provisions. If a court were to find these types of provisions to be inapplicable or unenforceable, and if a court were to find the exclusive forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could materially adversely affect our business. See the section titled “Description of Capital Stock—Anti-Takeover Effects of Our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and Delaware Law—Exclusive Forum Selection Clause” in the March 2024 Prospectus.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to report upon the effectiveness of our internal control over financial reporting beginning with our annual report for our fiscal year ending December 31, 2024. When we lose our status as an “emerging growth company” and become an “accelerated filer” or a “large accelerated filer,” we will be required to have an audit of the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This process will be time-consuming, costly and complicated.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A.

Item 5. Other Information

During the three months ended March 31, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

The exhibits filed or furnished as part of this Quarterly Report are set forth below.

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

Apogee Therapeutics, Inc.

Date: May 13, 2024	By:	/s/ Michael Henderson, M.D.
Michael Henderson, M.D. Chief Executive Officer (principal executive officer)

Date: May 13, 2024	By:	/s/ Jane Pritchett Henderson
Jane Pritchett Henderson Chief Financial Officer (principal financial and accounting officer)