Form 10-Q
period 2024-06-30
Apogee Therapeutics, Inc.
filed 2024-08-12
CIK 1974640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

(650) 394‑5230

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

As of August 5, 2024, the registrant had 58,485,705 shares of common stock, $0.00001 par value per share, outstanding, comprising 44,999,063 shares of voting common stock, $0.00001 par value per share and 13,486,642 shares of non-voting common stock, $0.00001 par value per share.

APOGEE THERAPEUTICS, INC.

		Page
PART I	FINANCIAL INFORMATION	1
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023	1
	Condensed Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2024 and 2023	2
	Condensed Consolidated Statement of Comprehensive Loss for the Three and Six Months Ended June 30, 2024 and 2023	3
	Condensed Consolidated Statement of Preferred Units and Stockholders’ Equity/Members’ Deficit for the Three and Six Months Ended June 30, 2024 and 2023	4
	Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2024 and 2023	6
	Notes to the Unaudited Interim Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	41
PART II	OTHER INFORMATION	42
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71
Item 3.	Defaults Upon Senior Securities	72
Item 4.	Mine Safety Disclosures	72
Item 5.	Other Information	72
Item 6.	Exhibits	73
	Signatures	74

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

•
our plans to develop and commercialize our programs for the treatment of atopic dermatitis, asthma, chronic obstructive pulmonary disease and related inflammatory and immunology indications with high unmet need;
•
our ability to obtain funding for our operations, including funding necessary to complete the development and commercialization of our programs;
•
the timing and focus of our ongoing and future preclinical studies and clinical trials and the reporting of data from those studies and trials;
•
the beneficial characteristics, safety, efficacy and therapeutic effects of our programs;
•
our plans relating to the further development of our programs, including additional indications we may pursue;
•
the size of the market opportunity for our programs, including our estimates of the number of patients who suffer from the diseases we are targeting;
•
our continued reliance on third parties to conduct additional preclinical studies and clinical trials of our programs and for the manufacture of our product candidates for preclinical studies and clinical trials;
•
the success, cost and timing of our preclinical and clinical development activities and planned clinical trials;
•
our plans regarding, and our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our programs;
•
the timing of and our ability to obtain and maintain regulatory approvals for our programs, as well as future programs;
•
the rate and degree of market acceptance and clinical utility of our programs;
•
the success of competing treatments that are or may become available;
•
our ability to attract and retain key management and technical personnel;
•
our expectations regarding our ability to obtain, maintain and enforce intellectual property protection for our programs;
•
our financial performance;
•
the period over which we estimate our existing cash and cash equivalents, marketable securities and long-term marketable securities will be sufficient to fund our future operating expenses and capital expenditure requirements;
•
our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012; and
•
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

PART I – FINANCIAL INFORMATION

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except unit/share data)

	JUNE 30, 2024	DECEMBER 31, 2023
Assets
Current assets:
Cash and cash equivalents	$307,299	$118,316
Marketable securities	368,929	277,143
Prepaid expenses and other current assets	5,625	2,950
Total current assets	681,853	398,409
Long-term marketable securities	113,395	—
Property and equipment, net	714	377
Right-of-use asset, net	4,227	2,217
Other non-current assets	468	401
Total assets	$800,657	$401,404
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,527	$2,143
Lease liability	1,682	1,101
Accrued expenses	17,408	17,314
Total current liabilities	24,617	20,558
Long-term liabilities:
Lease liability, net of current	2,401	933
Total liabilities	27,018	21,491
Commitments and contingencies (Note 9)
Stockholders' equity:
Common Stock; $0.00001 par value, 400,000,000 authorized, 58,481,214 issued and 56,676,465 outstanding as of June 30, 2024; 400,000,000 authorized, 50,655,671 issued and 48,338,769 outstanding as of December 31, 2023	1	—
Additional paid-in capital	963,607	503,354
Accumulated other comprehensive (loss) income	(289)	329
Accumulated deficit	(189,680)	(123,770)
Total stockholders’ equity	773,639	379,913
Total liabilities and stockholders’ equity	$800,657	$401,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

(In thousands, except share and per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
Operating expenses:
Research and development (1)	$33,206	$13,946	$61,922	$22,401
General and administrative (2)	10,916	4,939	20,381	9,142
Total operating expenses	44,122	18,885	82,303	31,543
Loss from operations	(44,122)	(18,885)	(82,303)	(31,543)
Other income, net:
Interest income, net	10,306	—	16,393	133
Total other income, net	10,306	—	16,393	133
Net loss	$(33,816)	$(18,885)	$(65,910)	$(31,410)
Net loss per share, basic and diluted	$(0.60)	$(3.78)	$(1.24)	$(6.28)
Weighted-average common shares outstanding, basic and diluted	56,515,003	5,000,000	53,352,406	5,000,000

(1)
Includes related-party amounts of $2,221 and $8,678 for the three and six months ended June 30, 2024, respectively, and $5,884 and $13,411 for the three and six months ended June 30, 2023, respectively.
(2)
No related-party amounts for the three and six months ended June 30, 2024, and $14 and $33 for the three and six months ended June 30, 2023, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
Net loss	$(33,816)	$(18,885)	$(65,910)	$(31,410)
Change in unrealized losses on marketable securities, net of tax	(112)	—	(618)	—
Comprehensive loss	$(33,928)	$(18,885)	$(66,528)	$(31,410)

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except unit/share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2023	48,338,769	$—	$503,354	$(123,770)	$329	$379,913
Common stock issued, net of issuance costs of $33,045	7,790,321	1	449,954	—	—	449,955
Vesting of restricted stock	237,665	—	—	—	—	—
Issuance of common stock upon exercise of stock options	1,047	—	24	—	—	24
Equity-based compensation expense	—	—	4,186	—	—	4,186
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	(506)	(506)
Net loss	—	—	—	(32,094)	—	(32,094)
Balance at March 31, 2024	56,367,802	$1	$957,518	$(155,864)	$(177)	$801,478
Vesting of restricted stock	292,477	$—	$—	$—	$—	$—
Issuance of common stock upon exercise of stock options	628	—	14	—	—	14
Issuance of common stock under employee stock purchase plan	15,558	—	377	—	—	377
Equity-based compensation expense	—	—	5,698	—	—	5,698
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	(112)	(112)
Net loss	—	—	—	(33,816)	—	(33,816)
Balance at June 30, 2024	56,676,465	$1	$963,607	$(189,680)	$(289)	$773,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF PREFERRED UNITS AND STOCKHOLDERS’ EQUITY/MEMBERS’ DEFICIT

(UNAUDITED)

(In thousands, except unit/share data)

	SERIES A PREFERRED UNITS		SERIES B PREFERRED UNITS		COMMON STOCK		INCENTIVE UNITS		ACCUMULATED DEFICIT	TOTAL MEMBERS' DEFICIT
	UNITS	AMOUNT	UNITS	AMOUNT	UNITS	AMOUNT	UNITS	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2022	20,000,000	$28,971	45,089,212	$148,496	5,000,000	$2,251	1,625,086	$2,142	$(39,785)	$(35,392)
Equity-based compensation expense	—	—	—	—	—	—	—	1,274	—	1,274
Net loss	—	—	—	—	—	—	—	—	(12,525)	(12,525)
Balance at March 31, 2023	20,000,000	$28,971	45,089,212	$148,496	5,000,000	$2,251	1,625,086	$3,416	$(52,310)	$(46,643)
Vesting of incentive units	—	$—	—	$—	—	$—	856,457	$—	$—	$—
Equity-based compensation expense	—	—	—	—	—	—	—	1,113	—	1,113
Net loss	—	—	—	—	—	—	—	—	(18,885)	(18,885)
Balance at June 30, 2023	20,000,000	$28,971	45,089,212	$148,496	5,000,000	$2,251	2,481,543	$4,529	$(71,195)	$(64,415)

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	SIX MONTHS ENDED JUNE 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(65,910)	$(31,410)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	65	—
Equity-based compensation expense	9,884	2,387
Amortization of discounts on marketable securities	(5,750)	—
Non-cash lease expense	546	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,675)	(1,964)
Other non-current assets	(67)	—
Accounts payable	3,384	10,339
Operating lease liability	(507)	—
Accrued expenses	94	(4,479)
Net cash used in operating activities	(60,936)	(25,127)
Cash flows from investing activities:
Purchases of marketable securities	(352,859)	—
Maturities of marketable securities	152,810	—
Purchases of property and equipment	(402)	—
Net cash used in investing activities	(200,451)	—
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	449,955	—
Proceeds from exercise of options and employee stock purchase plan purchases	415	—
Payment of deferred offering costs	—	(1,694)
Net cash provided by (used in) financing activities	450,370	(1,694)
Increase (decrease) in cash, cash equivalents and restricted cash	188,983	(26,821)
Cash, cash equivalents and restricted cash, beginning of period	118,610	151,890
Cash, cash equivalents and restricted cash, end of period	$307,593	$125,069
Supplemental disclosures of non-cash activities:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$2,556	$—
Deferred financing issuance costs in accrued liability	$—	$1,384
Deferred financing issuance costs in accounts payable	$—	$391
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$307,299	$125,069
Restricted cash	294	—
Total	$307,593	$125,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
Nature of the Business

Apogee Therapeutics, Inc., together with its consolidated subsidiary (collectively, “Apogee” or the “Company”), a successor to Apogee Therapeutics, LLC, is a clinical-stage biotechnology company advancing novel biologics with potential for differentiated efficacy and dosing in the largest inflammatory and immunology ("I&I") markets, including for the treatment of atopic dermatitis ("AD"), asthma, chronic obstructive pulmonary disease ("COPD") and other I&I indications. Apogee’s antibody programs are designed to overcome limitations of existing therapies by targeting well-established mechanisms of action and incorporating advanced antibody engineering to optimize half-life and other properties.

The Company commenced its operations in February 2022 as a Delaware limited liability company named Apogee Therapeutics, LLC. The Company was founded by leading healthcare investors, Fairmount Funds and Venrock Healthcare Capital Partners and has since assembled a management team of drug developers and an executive team with significant experience in clinical development, manufacturing of biologics and leading public biopharmaceutical company operations, financing and transactions. As a result of the Reorganization (as defined below) and in connection with the Company’s initial public offering (“IPO”) in July 2023, the Company directly wholly owns the assets of Apogee Therapeutics, LLC, including the stock of its subsidiary. In addition, the Company engages third parties, including Paragon Therapeutics, Inc. (“Paragon”), who is also a related party, to perform ongoing research and development and other services on its behalf.

In February 2022, the Company entered into an antibody discovery and option agreement with Paragon, which was subsequently amended in November 2022 (as amended, the “2022 Option Agreement”). Under the terms of the 2022 Option Agreement, Paragon identifies, evaluates and develops antibodies directed against certain mutually agreed therapeutic targets of interest to the Company. The 2022 Option Agreement initially included two selected targets, IL-13 and IL-4Rα, and was subsequently amended in November 2022 to include an additional selected target, OX40L. Under the 2022 Option Agreement, the Company has the exclusive option to, on a research program-by-research program basis, be granted an exclusive, worldwide license to all of Paragon’s rights, title and interest in and to the intellectual property resulting from the applicable research program to develop, manufacture and commercialize the antibodies and products directed to the selected targets. In November 2023, the Company entered into an additional antibody discovery and option agreement for the newly disclosed thymic stromal lymphopoietin ("TSLP") target with Paragon (the “2023 Option Agreement” and, together with the 2022 Option Agreement, collectively the “Option Agreements”). Under the terms of the 2023 Option Agreement, Paragon identifies, evaluates and develops antibodies directed against certain mutually agreed therapeutic targets of interest to the Company.

In November 2022, the Company exercised its option available under the 2022 Option Agreement with respect to the IL-13 Research Program (as defined below) and, in April 2023, the Company exercised its options available under the 2022 Option Agreement with respect to the IL-4Rα Research Program and the OX40L Research Program. Upon such exercises, the parties entered into associated license agreements for each target. Under the terms of each license agreement, Paragon granted to the Company an exclusive, worldwide, royalty-bearing, sublicensable right and license with respect to certain information, patent rights and sequence information related to antibodies directed at the respective target to use, make, sell, import, export and otherwise exploit the antibodies directed at the respective target. In August 2024, the Company exercised its option to the TSLP Research Program. The Company is solely responsible for the development, manufacture and commercialization of IL-13, IL-4Rα, OX40L and TSLP product candidates and products at its own cost and expense.

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

•
holders of Series A Preferred Units of Apogee Therapeutics, LLC received 7,678,000 shares of non-voting common stock of Apogee Therapeutics, Inc.;
•
holders of Series B Preferred Units of Apogee Therapeutics, LLC received 11,501,108 shares of common stock and 5,808,642 shares of non-voting common stock of Apogee Therapeutics, Inc.;
•
holders of common units of Apogee Therapeutics, LLC received 1,919,500 shares of common stock of Apogee Therapeutics, Inc.;

•
holders of vested incentive units of Apogee Therapeutics, LLC received 690,188 shares of common stock of Apogee Therapeutics, Inc.; and
•
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

The Company is subject to risks and uncertainties common to early stage companies in the biotechnology industry, including, but not limited to, completing preclinical studies and clinical trials, obtaining regulatory approval for its programs, market acceptance of products, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, reliance on third-party organizations, protection of proprietary technology, compliance with government regulations, and the ability to raise additional capital to fund operations. The Company’s programs currently under development, APG777, APG808, APG990 and APG333, will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure, and extensive compliance reporting capabilities. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales. The Company has primarily funded its operations with proceeds from the sales of preferred units and common stock and has not generated any revenue since inception.

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

Company Liquidity

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued. The Company had an accumulated deficit of $189.7 million as of June 30, 2024. Further, the Company incurred a net loss of $65.9 million and experienced negative cash flows from operations of $60.9 million for the six months ended June 30, 2024. Based on the Company’s current operating plan, it estimates that its existing cash and cash equivalents of $307.3 million, marketable securities of $368.9 million and long-term marketable securities of $113.4 million as of June 30, 2024, will be sufficient to enable the Company to fund its operating expenses and capital requirements through at least the next 12 months from the issuance of these consolidated financial statements.

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

2.
Summary of Significant Accounting Policies

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

Items measured at fair value on a recurring basis as of June 30, 2024 include cash equivalents and marketable securities (Notes 3 and 4). The carrying amounts reflected in the accompanying consolidated balance sheets for prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original final maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents include cash held in banks and amounts held in interest-bearing money market funds, U.S. treasury securities, U.S. Government agency securities, and commercial paper.

Marketable Securities

The Company’s investments are comprised of U.S. government agency securities, U.S. treasury securities, commercial paper and corporate debt securities. Investments are classified at the time of purchase, based on management’s intent, as held-to-maturity, available-for-sale, or trading. All of the Company’s marketable security investments are classified as available-for-sale securities and are reported at fair market value using quoted prices in active markets for similar securities. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included as a component of other income within the condensed consolidated statements of operations and comprehensive loss.

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

The Company classifies its available-for-sale securities that mature within one year from the balance sheet date as current assets on the condensed consolidated balance sheets. Available-for-sale securities that mature more than one year from the balance sheet date are classified as non-current assets on the condensed consolidated balance sheets.

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

The Company evaluates whether an equity award should be classified and accounted for as a liability award or equity award for all equity-based compensation awards granted. As of June 30, 2024, all of the Company’s equity-based awards were equity classified. Forfeitures are recognized as they occur. The Company classifies equity-based compensation expense in the accompanying consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified, as applicable.

Concentrations of Credit Risk and Significant Suppliers

Financial instruments that potentially expose the Company to credit risk primarily consist of cash, cash equivalents and marketable securities. The Company’s investment portfolio is comprised of money market funds, debt securities issued by U.S. government and corporate debt securities. The Company maintains its deposits with accredited financial institutions and, consequently, the Company does not believe it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Bank accounts in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2024 and December 31, 2023, predominantly all of the Company’s primary operating accounts significantly exceeded the FDIC limits.

The Company is dependent on third-party organizations to research, develop, manufacture and process its product candidates for its development programs. In particular, the Company relies on one third-party contract manufacturer to produce and process its programs, APG777, APG808, APG990 and APG333 for preclinical and clinical activities. The Company expects to continue to be dependent on a small number of manufacturers to supply it with its requirements for all products. The Company’s research and development programs could be adversely affected by a significant interruption in the supply of the necessary materials.

Off-Balance Sheet Arrangements

As June 30, 2024 and December 31, 2023, the Company had no off-balance sheet risks such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

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

For periods presented that include the Reorganization, the weighted-average shares of common stock outstanding include the weighted average number of common units outstanding prior to the Reorganization.

3.
Marketable Securities

The following is a summary of the Company’s investing portfolio (in thousands):

	AS OF JUNE 30, 2024
		UNREALIZED
	COST	GAINS	LOSSES	FAIR VALUE
Marketable securities
Maturities within one year:
U.S. treasury securities	$165,313	$-	$(117)	$165,196
Debt securities issued by U.S. government agencies	157,592	7	(182)	157,417
Commercial paper	15,591	—	(24)	15,567
Corporate debt securities	30,765	—	(16)	30,749
Total maturities within one year	369,261	7	(339)	368,929
Maturities between one and two years:
U.S. treasury securities	$66,968	$36	$(8)	$66,996
Debt securities issued by U.S. government agencies	46,378	26	(5)	46,399
Total maturities between one and two years	113,346	62	(13)	113,395
Total marketable securities	$482,607	$69	$(352)	$482,324

	AS OF DECEMBER 31, 2023
		UNREALIZED
	COST	GAINS	LOSSES	FAIR VALUE
Marketable securities:
Maturities within one year:
U.S. treasury securities	$123,836	$140	$(2)	$123,974
Debt securities issued by U.S. government agencies	152,978	199	(8)	153,169
Total marketable securities	$276,814	$339	$(10)	$277,143

As of June 30, 2024, the Company had 47 securities with a total fair market value of $418.3 million in an unrealized loss position. The Company does not intend to sell its investments before recovery of the amortized cost basis of its debt securities at maturity and no allowance for credit losses was recorded as of June 30, 2024 and December 31, 2023. Securities are evaluated at the end of each reporting period. The Company did not record any impairment related to its marketable securities during the six months ended June 30, 2024 and 2023.

4.
Fair Value Measurements

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a reoccurring basis and indicates the level of fair value hierarchy utilized to determine such values (in thousands):

	AS OF JUNE 30, 2024
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash equivalents:
Money market funds	$206,398	$—	$—	$206,398
U.S. treasury securities	24,938	—	—	24,938
Commercial paper	—	56,767	—	56,767
Debt securities issued by U.S. government agencies	—	9,949	—	9,949
Marketable securities:
U.S. treasury securities	232,191	—	—	232,191
Debt securities issued by U.S. government agencies	—	203,817	—	203,817
Commercial paper	—	15,567	—	15,567
Corporate debt securities	—	30,749	—	30,749
Total	$463,527	$316,849	$—	$780,376

	AS OF DECEMBER 31, 2023
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash equivalents:
Money market funds	$110,655	$—	$—	$110,655
Marketable securities:
U.S. treasury securities	123,974	—	—	123,974
Debt securities issued by U.S. government agencies	—	153,169	—	153,169
Total	$234,629	$153,169	$—	$387,798

5.
Prepaids and Other Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	JUNE 30, 2024	DECEMBER 31, 2023
Prepaid expenses	$2,238	$1,736
Other current assets	3,387	1,214
Total	$5,625	$2,950

As of June 30, 2024 and December 31, 2023, the Company had restricted cash of $0.3 million held as a letter of credit for the benefit of a contract research organization. The related letter of credit was classified within other non-current assets on the consolidated balance sheet as of June 30, 2024 and December 31, 2023.

6.
Property and Equipment, net

The Company had property and equipment, net of $0.7 million and $0.4 million, as of June 30, 2024 and December 31, 2023, respectively, which consisted entirely of lab equipment. The Company recognized an immaterial amount of depreciation expense for the three and six months ended June 30, 2024.

7.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	JUNE 30, 2024	DECEMBER 31, 2023
Accrued external research and development expenses	$2,810	$6,685
Accrued manufacturing expenses	9,536	9,219
Accrued other	1,007	1,243
Accrued employee compensation	4,055	167
Total	$17,408	$17,314

8.
Other Significant Agreements

Paragon Option and License Agreements

For the three and six months ended June 30, 2024, the Company recognized $2.2 million and $8.7 million, respectively, of research and development expense in connection with services provided by Paragon under the Option and License Agreements. For the three and six months ended June 30, 2023, the Company recognized $5.9 million and $13.4 million, respectively, of research and development expense in connection with services provided by Paragon under the Option and License Agreements.

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

Pursuant to the terms of the 2022 Option Agreement, the parties initiated certain research programs that generally focus on a particular target (each, a “Research Program”). Each Research Program is aimed at discovering, generating, identifying and/or characterizing antibodies directed to the respective target. For each Research Program, the parties established a research plan that sets forth the activities that will be conducted, and the associated research budget (each, a “Research Plan”). Upon execution of the 2022 Option Agreement, the Company and Paragon agreed on an initial Research Plan that outlined the services that will be performed commencing at inception of the arrangement related to IL‑13 and IL‑4Rα. The Research Plan for OX40L was agreed to prior to December 31, 2022. The Company’s exclusive option with respect to each Research Program is exercisable at its sole discretion at any time during the period beginning on the initiation of activities under the associated Research Program and ending a specified number of days following the delivery of the data package from Paragon related to the results of the Research Plan activities (the “Option Period”). There is no payment due upon exercise of an Option pursuant to the 2022 Option Agreement.

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

In consideration for the exclusive options granted under the 2022 Option Agreement, the Company paid an upfront cash amount of $1.3 million and issued 1,250,000 common units to Paragon. Paragon was also entitled to up to an additional 3,750,000 of common units in exchange for the rights granted under the 2022 Option Agreement, which were issued in connection with the closings of the additional Tranche Options of the Series A Preferred Unit financing (see Note 10). Through June 30, 2024, the Company had issued a total of 5,000,000 common units to Paragon with an aggregate fair value of $2.2 million on the grant date. Under the 2022 Option Agreement, on a Research Program-by-Research Program basis following the finalization of the Research Plan for each respective Research Program, the Company is required to pay Paragon a nonrefundable fee in cash of $0.5 million. The Company is also obligated to compensate Paragon on a quarterly basis for its services performed under each Research Program based on the actual costs incurred. The Company expenses the service fees as the associated costs are incurred when the underlying services are rendered. Such amounts are classified within research and development expenses in the accompanying condensed consolidated statement of operations and comprehensive loss.

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

In November 2023, the Company entered the 2023 Option Agreement. Under the terms of the 2023 Option Agreement, Paragon identifies, evaluates and develops antibodies directed against certain mutually agreed therapeutic targets of interest to the Company. The 2023 Option Agreement initially includes one newly disclosed target, TSLP. Under the 2023 Option Agreement, the Company has the exclusive option to, on a research program-by-research program basis, be granted an exclusive, worldwide license to all of Paragon’s right, title and interest in and to the intellectual property resulting from the applicable research program to develop, manufacture and commercialize the antibodies and products directed to the selected targets Option. From time to time, the Company can choose to add additional targets to the collaboration by mutual agreement with Paragon.

Pursuant to the terms of the 2023 Option Agreement, the parties may initiate Research Programs. Each Research Program is aimed at discovering, generating, identifying and/or characterizing antibodies directed to the respective target. For each Research Program, the parties must establish a Research Plan. In January 2024, the Company and Paragon agreed on an initial Research Plan that outlines the services that will be performed commencing at inception of the arrangement related to TSLP. The Company’s exclusive option with respect to each Research Program is exercisable at its sole discretion at any time during the period beginning on the initiation of activities under the associated Research Program and ending a specified number of days following the delivery of the data package from Paragon related to the results of the Research Plan activities. There is no payment due upon exercise of an Option pursuant to the 2023 Option Agreement. Following entry into the 2023 Option Agreement, the Company and Paragon will negotiate a form of License Agreement to be entered into in the event that the Company exercises its exclusive option with respect to each Research Program, which License Agreement will include certain pre-agreed economic and other business terms.

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

Under the 2023 Option Agreement, on a Research Program-by-Research Program basis following the finalization of the Research Plan for each respective Research Program, the Company is required to pay Paragon a nonrefundable fee in cash of $2.0 million. The Company is also obligated to compensate Paragon on a quarterly basis for its services performed under each Research Program based on the actual costs incurred. The Company expenses the service fees as the associated costs are incurred when the underlying services are rendered. In January 2024, the Company finalized the Research Plan with Paragon related to the TSLP target. As such, the Company made a one-time non-refundable payment of $2.0 million to Paragon in the first quarter of 2024.

License Agreements

In November 2022, the Company exercised its option available under the 2022 Option Agreement with respect to the IL-13 Research Program. Upon such exercise, the parties entered into an associated license agreement (the “IL-13 License Agreement”). In

April 2023, the Company exercised its option available under the 2022 Option Agreement with respect to the IL- 4Rα Research Program and the OX40L Research Program. Upon such exercise, the parties entered into associated license agreements (the “IL-4Rα License Agreement” and the “OX40L License Agreement,” respectively. In August 2024, the Company exercised its option available under the 2023 Option Agreement with respect to the TSLP Research Program (the “TSLP License Agreement” and collectively with the IL-13 License Agreement, the IL-4Ra License Agreement and the OX40L License Agreement, the “License Agreements". Under the terms of each of the License Agreements, Paragon granted to the Company an exclusive, worldwide, royalty-bearing, sublicensable right and license with respect to certain information, patent rights and sequence information related to antibodies directed at the respective target to use, make, sell, import, export and otherwise exploit the antibodies directed at the respective target. Pursuant to the License Agreements, the Company granted to Paragon a similar license (except that such license the Company granted to Paragon is non-exclusive) to the respective licenses with respect to multispecific antibodies that are directed at the respective target and one or more other antibodies. The Company was also granted a right of first negotiation with Paragon concerning the development, license and grant of rights to certain multispecific antibodies associated with each license. The Company is solely responsible for the continued development, manufacture and commercialization of products at its own cost and expense for each licensed target.

Under the IL-13 License Agreement, the IL-4Ra License Agreement and the OX40L License Agreement, the Company is obligated to pay Paragon up to $3.0 million upon the achievement of specific development and clinical milestones for the first product under each of the License Agreements that achieves such specified milestones, including a payment of $1.0 million upon the nomination of a development candidate and $2.0 million upon the first dosing of a human patient in a Phase 1 trial. Under the TSLP License Agreement, the Company is obligated to pay Paragon up to $28.0 million upon the achievement of specific development and clinical milestones for the first product, including a payment of $3.0 million upon the nomination of a development candidate and $5.0 million upon the first dosing of a human patient in a Phase 1 trial.

Upon execution of the IL‑13 License Agreement, the Company paid Paragon a $1.0 million fee for the nomination of a development candidate. In August 2023, the Company announced the dosing of its first participant in the Phase 1 trial of APG777 and incurred a milestone payment of $2.0 million to Paragon in the third quarter of 2023. In November 2023, the Company finalized the nomination of a development candidate under the IL‑4Rα License Agreement and made a milestone payment of $1.0 million to Paragon in the fourth quarter of 2023. In March 2024, the Company announced the first dosing of a human patient in a Phase 1 trial of APG808 in healthy volunteers and made a milestone payment of $2.0 million to Paragon in the first quarter of 2024. In May 2024, the Company finalized the nomination of a development candidate under the OX40L License Agreement and made a milestone payment of $1.0 million to Paragon in the second quarter of 2024.

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

Biologics Master Services Agreement — WuXi Biologics (Hong Kong) Limited

In June 2022, Paragon and WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”) entered into a biologics master services agreement (the “WuXi Biologics MSA”), which was subsequently novated to the Company by Paragon in the second quarter of 2023. The WuXi Biologics MSA governs all development activities and GMP manufacturing and testing for APG777, APG990, APG808 and APG333 programs on a work order basis. Under the WuXi Biologics MSA, the Company is obligated to pay WuXi Biologics a service fee and all non-cancellable obligations in the amount specified in each work order associated with the agreement for the provision of services.

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

For the three and six months ended June 30, 2024, the Company recognized $8.9 million and $13.2 million, respectively, of research and development expense in connection with the WuXi Biologics MSA. For the three and six months ended June 30, 2023, the Company recognized $5.9 million of research and development expense in connection with the WuXi Biologics MSA subsequent to novation.

Cell Line License Agreement — WuXi Biologics (Hong Kong) Limited

In June 2022, Paragon and WuXi Biologics entered into a cell line license agreement (the “Cell Line License Agreement”), which was subsequently novated to the Company by Paragon in the second quarter of 2023. Under the Cell Line License Agreement, the Company received a non-exclusive, worldwide, sublicensable license to certain of WuXi Biologics’s know-how, cell line, biological materials (the “WuXi Biologics Licensed Technology”) and media and feeds to make, have made, use, sell and import certain therapeutic products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the “WuXi Biologics Licensed Products”). Specifically, the WuXi Biologics Licensed Technology is used to manufacture a component of the APG777, APG808, APG990 and APG333 programs.

In consideration for the license, the Company paid WuXi Biologics a non-refundable license fee of $150,000. Additionally, if the Company manufactures all of its commercial supplies of bulk drug product with a manufacturer other than WuXi Biologics or its affiliates, it is required to make royalty payments to WuXi Biologics in an amount equal to a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer (the “Royalty”). If the Company manufactures part of its commercial supplies of the WuXi Biologics Licensed Products with WuXi Biologics or its affiliates, then the Royalty will be reduced accordingly on a pro rata basis.

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

9.
Commitments and Contingencies

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

Indemnification Agreements

The Company enters into standard indemnification agreements and/or indemnification sections in other agreements in the ordinary course of business. Pursuant to the agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. There is no limit to the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. As of June 30, 2024, the

Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company was not aware of any claims under these indemnification arrangements as of June 30, 2024 and December 31, 2023.

Legal Proceedings

The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of FASB ASC Topic 450, Contingencies (“ASC 450”). The Company expenses as incurred the costs related to its legal proceedings.

10.
Preferred Shares

As of June 30, 2023, the Company had authorized, issued and outstanding an aggregate of 65,089,212 preferred units, of which 20,000,000 units had been designated as Series A Preferred Units and 45,089,212 units had been designated as Series B Preferred Units. All outstanding preferred units were exchanged for 24,987,750 shares of common stock (or non-voting common stock in lieu thereof) in connection with the IPO in July 2023. As of June 30, 2024, the Company did not have any outstanding preferred units.

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

Embedded Securities Evaluation

The Company assessed the Series A Preferred Units and the Series B Preferred Units for any features that may require separate accounting under FASB ASC Topic 815‑ Derivatives and Hedging (“ASC 815”). The Company concluded that none of the features required separate accounting as a derivative.

11.
Common Stock

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

As of June 30, 2024, 58,481,214 and 56,676,465 shares of common stock were issued and outstanding, respectively. The 58,481,214 shares of common stock issued is comprised of 44,994,572 shares of voting common stock and 13,486,642 shares of non-voting common stock. As of June 30, 2024, there were 1,804,749 shares of unvested restricted common stock included within the shares of common stock issued.

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

12.
Equity-Based Compensation

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

The following assumptions were used in determining the fair value of incentive units granted during the period:

	THREE MONTHS ENDED JUNE 30,	SIX MONTHS ENDED JUNE 30,
	2023	2023
Risk-free interest rate	4.1% - 4.9%	4.1% - 4.9%
Expected dividend yield	0.0%	0.0%
Expected term (in years)	0.17 - 2.00	0.17 - 2.00
Expected volatility	84% - 90%	84% - 90%

Restricted Common Stock

Concurrent with the Reorganization, all of the outstanding incentive units were exchanged into 3,469,546 shares of common stock, of which 2,779,358 were unvested restricted common stock. The following table provides a summary of the unvested restricted common stock award activity during the six months ended June 30, 2024:

	NUMBER OF SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE PER SHARE
Unvested restricted common stock as of December 31, 2023	2,316,902	$5.31
Vested	(512,153)	$5.58
Unvested restricted common stock as of June 30, 2024	1,804,749	$5.23

The fair value of restricted stock vested during the three and six months ended June 30, 2024 was $1.9 million and $2.9 million, respectively.

Stock Options and Restricted Stock Units

In July 2023, in connection with the IPO, the Company’s Board of Directors (the “Board”) and stockholders approved the 2023 Equity Incentive Plan (the “2023 Plan”), which became effective on the date of the effectiveness of the registration statement for the IPO. The 2023 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards. As of June 30, 2024, the number of shares of common stock reserved for issuance under the 2023 Plan is equal to 9,122,975 shares of common stock. The number of shares available for grant and issuance under the 2023 Plan will be automatically increased on January 1 of each year by a number of shares equal to up to 5% of the outstanding shares of common stock on such date.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions:

	THREE MONTHS ENDED JUNE 30,	SIX MONTHS ENDED JUNE 30,
	2024	2024
Common stock fair value	$39.35 - $50.30	$33.50 - $66.45
Risk-free interest rate	4.3% - 4.7%	3.9% - 4.7%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	5.5 - 6.25	5.5 - 6.25
Expected volatility	95.1% - 96.1%	95.0% - 96.4%

The following table provides a summary of stock option activity during the six months ended June 30, 2024:

	OPTIONS	'WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding as of December 31, 2023	2,506,017	$21.49	9.80	16,154
Granted	487,590	$38.86	—	—
Exercised	(1,675)	$22.86	—	—
Forfeited	(18,461)	$19.51	—	—
Outstanding as of June 30, 2024	2,973,471	$24.35	9.43	46,412
Vested and expected to vest as of June 30, 2024	2,973,471	$24.35	9.43	46,412
Exercisable as of June 30, 2024	226,208	$22.98	9.40	3,706

The fair value of options vested during the three and six months ended June 30, 2024 was $2.9 million and $4.7 million, respectively.

The following table provides a summary of the unvested restricted stock unit activity under the 2023 Plan during the six months ended June 30, 2024:

	NUMBER OF SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE PER SHARE
Unvested restricted stock units as of December 31, 2023	144,090	$22.86
Vested	(17,989)	22.86
Unvested restricted stock units as of June 30, 2024	126,101	$22.86

The fair value of restricted stock units vested during the three and six months ended June 30, 2024 was $0.2 million and $0.4 million, respectively.

2023 Employee Stock Purchase Plan

In July 2023, the Board adopted and the Company’s stockholders approved the 2023 Employee Stock Purchase Plan, (the “ESPP”), which became effective on July 13, 2023. The ESPP provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of the Company's common stock, subject to any plan limitations. The purchase period under the ESPP has a duration of six months, and the purchase price with respect to each purchase period is equal to 85% of the lesser of (i) the fair market value of the Company's common stock at the commencement of the applicable six-month purchase period or (ii) the fair market value of the Company's common stock on the exercise date. The first purchase period ended in January 2024. As of June 30, 2024, 15,558 shares have been issued under the ESPP and 946,832 shares remain available for issuance.

The following table presents the classification of equity-based compensation expense related to equity awards granted to employees, managers, executives, and service providers (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
Research and development expense	$2,154	$205	$4,084	$338
General and administrative expense	3,544	908	5,800	2,049
Total	$5,698	$1,113	$9,884	$2,387

As of June 30, 2024, the total unrecognized compensation expense related to the Company’s stock options, unvested restricted stock and ESPP was $62.9 million, which the Company expects to recognize over a weighted-average period of approximately 3.1 years.

In August 2023, the Board approved two option grants to the new Chairman of the Board, (1) to purchase 50,000 shares of the Company’s common stock under the 2023 Plan (“first option”), and (2) to purchase 100,000 shares of the Company’s common stock outside of the 2023 Plan (“second option”), in which the shares underlying both options will vest and become exercisable in equal monthly installments over a three-year period from August 2023. The second option was contingent upon approval of the shares underlying the award by the Company’s stockholders at the 2024 Annual Meeting of Stockholders and failure to obtain stockholder approval would have resulted in the forfeiture of the award. Prior to receiving stockholder approval for the second option, neither a grant date nor a service inception date occurred, and no compensation cost was recognized for the award. In June 2024, the Company's stockholders approved the shares underlying the second option at the 2024 Annual Meeting of Stockholders. Therefore, a cumulative catch-up in equity-based compensation was recognized during the second quarter of 2024.

13.
Related Parties

Under the Option Agreements and the License Agreements, Paragon, a stockholder of the Company that was founded by a Series A Preferred Unit investor, received upfront consideration in the form of common units, is entitled to receive milestone and royalty payments upon specific conditions and receives payments from the Company for providing ongoing services under the agreements (see Note 8). As of June 30, 2024 and December 31, 2023, $1.2 million and $5.2 million were due to Paragon, respectively. For the three and six months ended June 30, 2024, the Company incurred research and development expenses of $2.2 million and $8.7 million, respectively. For the three and six months ended June 30, 2023, the Company incurred research and development expenses of $5.9 million and $13.4 million, respectively, and immaterial general and administrative expenses with Paragon.

14.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(33,816)	$(18,885)	$(65,910)	$(31,410)
Net loss attributable to common stockholders, basic and diluted	$(33,816)	$(18,885)	$(65,910)	$(31,410)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	56,515,003	5,000,000	53,352,406	5,000,000
Net loss per share attributable to common stockholders, basic and diluted	$(0.60)	$(3.78)	$(1.24)	$(6.28)

The following potential common shares, presented based on amounts outstanding at period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the period indicated because including them would have been anti-dilutive:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
Series A Preferred Units	—	20,000,000	—	20,000,000
Series B Preferred Units	—	45,089,212	—	45,089,212
Vested Incentive Units	—	2,481,543	—	2,481,543
Unvested Incentive Units	—	11,788,732	—	11,788,732
Stock options	2,973,471	—	2,973,471	—
Unvested restricted common stock	1,804,749	—	1,804,749	—
Unvested restricted stock units	126,101	—	126,101	—
Total	4,904,321	79,359,487	4,904,321	79,359,487

15.
Operating Leases

In November 2023, the Company entered into a lease agreement for lab space. In June 2024, the agreement was amended to expand the lab space and extend the lease term. As a result, the total operating lease liability increased from $2.0 million as of December 31, 2023 to $4.1 million as of June 30, 2024. As of June 30, 2024, the current and non-current portions of the total liability for the operating lease were $1.7 million and $2.4 million, respectively. As of June 30, 2024, the remaining lease term on the Company’s operating lease was 2.4 years and the incremental borrowing rate used to determine the operating lease liabilities included on the balance sheet was 10%. The Company incurred lease expense of $0.4 million and $0.7 million for the three and six months ended June 30, 2024, respectively.

16.
Subsequent Events

The Company evaluated subsequent events through the date on which these financial statements were issued to ensure that these condensed consolidated financial statements include appropriate disclosure of events both recognized in the financial statements as of June 30, 2024 and events which occurred subsequently but not recognized in the financial statements. No subsequent events have occurred that require disclosure, except as disclosed below.

On August 9, 2024, the Company exercised its option available under the 2023 Option Agreement with respect to the TSLP Research Program. Upon such exercise, the Company entered into the TSLP License Agreement. Under the terms of the TSLP License Agreement, Paragon granted to the Company an exclusive, worldwide, royalty-bearing, sublicensable right and license with respect to certain information, patent rights and sequence information related to antibodies directed at the TSLP target to use, make, sell, import, export and otherwise exploit the antibodies directed at the TSLP target. Pursuant to the TSLP License Agreement, the Company granted to Paragon a similar license (except that such license the Company granted to Paragon is non-exclusive) to the TSLP license with respect to multispecific antibodies that are directed at the TSLP target and one or more other antibodies. The Company was also granted a right of first negotiation with Paragon concerning the development, license and grant of rights to certain multispecific antibodies. The

Company is solely responsible for the continued development, manufacture and commercialization of products at its own cost and expense.

The Company is obligated to pay Paragon up to $28.0 million upon the achievement of specific development and clinical milestones for the first product, including a payment of $3.0 million upon the nomination of a development candidate and $5.0 million upon the first dosing of a human patient in a Phase 1 trial.

The Company is also obligated to pay royalties to Paragon equal to a low-single digit percentage of net sales of any products under the TSLP License Agreement, including for TSLP products in combination with other products licensed from Paragon, and Paragon has a similar obligation to pay royalties to the Company with respect to the TSLP multispecific license. Royalties are due on a product-by-product and country-by-country basis beginning upon the first commercial sale of each product and ending on the later of (i) 12 years after the first commercial sale of such product in such country and (ii) expiration of the last valid claim of a patent covering such product in such country.

Unless earlier terminated, the TSLP License Agreement remains in effect until the expiration of the last-to-expire Royalty Term for any and all products. The Company may terminate the agreement in its entirety or on a country-by-country or product-by-product at any time for any or no reason upon 60 days advance written notice to Paragon, and either party may terminate for (i) the other party’s material breach that remains uncured for 90 days (or 30 days with respect to any failure to make payments) following notice of such breach and (ii) the other party’s bankruptcy. Upon any termination prior to the expiration of an agreement, all licenses and rights granted pursuant to the agreement will automatically terminate and revert to the granting party and all other rights and obligations of the parties will terminate.

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

Overview

We are a clinical stage biotechnology company advancing novel biologics with potential for differentiated efficacy and dosing in the largest inflammatory and immunology ("I&I") markets, including for the treatment of atopic dermatitis ("AD"), asthma, chronic obstructive pulmonary disease ("COPD") and other I&I indications. Our antibody programs are designed to overcome limitations of existing therapies by targeting well-established mechanisms of action and incorporating advanced antibody engineering to optimize half-life and other properties. We commenced our operations in February 2022 as a Delaware limited liability company named Apogee Therapeutics, LLC. We were founded by leading healthcare investors, Fairmount Funds and Venrock Healthcare Capital Partners, and have since assembled a management team of drug developers and an executive team with significant experience in clinical development, manufacturing of biologics and leading public biopharmaceutical company operations, financing and transactions. Apogee Therapeutics, Inc., a successor to Apogee Therapeutics, LLC, was formed as a Delaware corporation in June 2023 in preparation for our initial public offering (“IPO”). We maintain a corporate headquarters in Waltham, Massachusetts, laboratory and office space in Boston, Massachusetts and otherwise operate virtually in the United States. In addition, we engage significantly with third parties, including Paragon Therapeutics, Inc. (“Paragon”), who is also a related party, to perform ongoing research and development activities and other services on our behalf.

Our pipeline comprises four antibody programs being developed initially for the treatment of I&I indications as monotherapies and combinations. The Company’s most advanced program is APG777, which we are initially developing for the treatment of AD, the largest and least penetrated I&I market. Our other programs include APG808, APG990 and APG333. With four validated targets in its portfolio, Apogee is seeking to achieve best in class efficacy and dosing through monotherapies and combinations of its novel antibodies. Based on a broad pipeline and depth of expertise, the Company believes it can deliver value and meaningful benefit to patients underserved by today’s standard of care. Our programs incorporate advanced antibody engineering to optimize half-life and other properties designed to overcome limitations of existing therapies. We believe each of our programs has potential for broad application across multiple I&I indications, including in combination.

APG777 – anti-IL13 antibody, same mechanism of action as lebrikizumab

In August 2023, we announced the dosing of our first participant in our first clinical trial for APG777 in Australia. The APG777 Phase 1 trial is a double-blind, placebo-controlled study in healthy volunteers and consists of a single-ascending dose (“SAD”) component and a multiple-ascending dose (“MAD”) component. The trial enrolled 40 healthy adult subjects into three SAD and two MAD cohorts. The primary endpoint is safety and a key secondary endpoint is pharmacokinetics (“PK”). The Phase 1 trial is ongoing and in March 2024, we announced positive interim safety and PK data from this trial. PK data showed a half-life of approximately 75 days across doses tested and pharmacodynamic (“PD”) data showed deep and sustained inhibition of key AD biomarkers pSTAT6 and TARC for approximately three months (longest available follow-up, with inhibition still ongoing at time of the data cut for the March 2024 announcement). APG777, in single doses up to 1,200 mg and multiple doses of 300 mg, was well tolerated and showed a favorable safety profile, in line with the existing body of third-party evidence for the safety of the anti-IL-13 class. In the first quarter of 2024, we also filed an investigational new drug application (“IND”) in support of a Phase 1 trial in healthy volunteers in the United States for subjects of Japanese descent and have completed dosing in that trial. In May 2024, we commenced dosing in the Phase 2 clinical trial of APG777 in patients with moderate-to-severe AD with 16-week topline data from Part A expected in the second half of 2025. The trial is designed to combine the typical Phase 2a and 2b portions of a clinical trial into a single protocol. Part A is expected to enroll approximately 110 patients randomized 2:1 to APG777 and placebo with primary endpoint of mean percentage changes in EASI score from baseline to week 16. Part B of the Phase 2 trial is a randomized, placebo-controlled dose optimization with approximately 360 patients randomized 1:1:1:1 to high, medium, or low dose APG777 and placebo with primary endpoint of mean percentage changes in EASI score from baseline to week 16. All patients benefiting from treatment will continue to APG777 maintenance treatment, which will evaluate three- to six-month dosing intervals. In addition, we expect to initiate in 2025 a Phase 2 trial of APG777 as monotherapy and/or in combination with APG333 in asthma. We also plan to explore a coformulation of APG777 with APG990 as a potential first-in-class combination for the treatment of AD.

APG990 – anti-OX40L antibody, same mechanism of action as amlitelimab

In May 2024, we finalized the nomination of a development candidate for APG990. We plan to initiate a Phase 1 clinical trial in the third quarter of 2024 in healthy volunteers and have received regulatory approval to commence a first-in-human clinical trial in Australia. APG990 utilizes advanced antibody engineering to target OX40L, which we are initially developing for the treatment of AD. OX40L is located further upstream in the inflammatory pathway than IL-13 or IL-4Rα and targeting it could potentially have broader impact on the inflammatory cascade by inhibiting Type 1, Type 2 and Type 3 pathways. AD is a heterogeneous patient population and varies by age, severity and ethnicity. With current approved biologics only targeting two mechanisms of action (IL-13 and IL-4Rα) in AD, OX40L could represent another therapeutic option for patients, especially the portion of patients who do not benefit from currently available treatments. In our head-to-head preclinical assays, APG990 has demonstrated similar or improved potency to amlitelimab, an OX40L antibody candidate in late stage clinical development. In our head-to-head studies of APG990 and amlitelimab in non-human primates ("NHPs"), APG990 demonstrated half-life of 26 days versus 21 days for amlitelimab. In addition, based on our preclinical studies, we believe APG990 can be dosed every three to six months in maintenance, which, if our clinical trials are successful, would represent a significant improvement compared to first generation OX40L antibodies that are expected to be dosed every four to twelve weeks. We plan to develop APG777 and APG990 together as a potential first-in-class coformulation combining deep and sustained inhibition of Type 2 inflammation via APG777’s inhibition of IL-13 with broader inhibition of Type 1-3 inflammation through APG990’s inhibition of OX40L. We believe these combined mechanisms offer the potential for improved clinical responses over monotherapy while our planned approach of coformulating two extended half-life monoclonal antibodies ("mAbs") holds the potential for best-in-class dosing. We plan to initiate the first clinical trial of this combination in 2025.

APG808 – anti-IL4Rα antibody, same mechanism of action as Dupixent

In November 2023, we finalized the nomination of a development candidate for APG808 and in March 2024, we announced the dosing of the first participants in the Phase 1 trial in Australia and we anticipate that we will conduct a Phase 1b trial in asthma, pending results from the Phase 1 trial in healthy volunteers. APG808 is an SQ extended half-life mAb targeting IL-4Rα, a target with clinical validation across eight different Type 2 allergic diseases. APG808 has similar binding as a first generation mAb, DUPIXENT, with femtomolar affinity for IL-4Rα and has demonstrated similar inhibition to DUPIXENT across three in vitro assays which measure downstream functional inhibition of the IL-13/IL-4 pathway (pSTAT6 induction, inhibition of TF-1 proliferation, and inhibition of TARC secretion). Additionally, in our head-to-head studies of APG808 and DUPIXENT in non-human primates, APG808 showed a significantly longer half-life than DUPIXENT. In these preclinical studies, APG808’s half-life was up to 27 days, as compared to 11 days for DUPIXENT. Based on these preclinical studies, we believe that the longer half-life could support dosing either every 6 weeks or every 2 months in the clinic, which, if future clinical trials are successful, would represent a significant improvement compared to DUPIXENT, which is currently being investigated with every 2-week dosing in COPD. We expect interim Phase 1 PK and safety data from our Phase 1 trial healthy volunteers in the fourth quarter of 2024 and initial proof-of-concept data in asthma in the first half of 2025.

APG333 – anti-TSLP antibody, same mechanism of action as Tezpire

APG333 is a fully-human mAb against TSLP. TSLP is an epithelial cell-derived cytokine that has emerged as an attractive validated target for the treatment of I&I indications, with the potential for extended half-life and to be used in combination with other mAbs for potentially greater efficacy in broader populations. TSLP plays important roles in Type 2 and Type 3 inflammation and TSLP inhibition has shown clinical benefit in both eosinophilic and non-eosinophilic asthma. TSLP inhibition has been clinically validated, with the only approved product on the market for the treatment of severe asthma without biomarker or phenotype restrictions. We plan to nominate a development candidate by the end of 2024. We expect to initiate a Phase 1 APG333 clinical trial in healthy volunteers in 2025. Pending the Phase 1 data, we have the opportunity to study APG777 in combination with APG333 to drive potential best in class efficacy in respiratory conditions.

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

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any programs we may develop. We generated a net loss of $65.9 million for the six months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of $189.7 million. We expect to continue to incur significantly increased expenses for the foreseeable future if and as we:

•
advance our programs, APG777, APG808, APG990 and APG333 into and through clinical trials and regulatory approval prior to commercialization;
•
continue our research and development and preclinical development of our other programs;
•
seek and identify additional research programs and product candidates and initiate preclinical studies for those programs;
•
maintain, expand, enforce, defend and protect our intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;
•
hire additional research and development and clinical personnel;
•
experience any delays, challenges, or other issues associated with the clinical development of our programs, including with respect to our regulatory strategies;
•
seek marketing approvals for any programs for which we successfully complete clinical trials;
•
develop, maintain and enhance a sustainable, scalable, reproducible and transferable manufacturing process for the programs we may develop;
•
ultimately establish a sales, marketing and distribution infrastructure to commercialize any programs for which we may obtain marketing approval;
•
add operational, financial and management information systems and personnel, including personnel to support our product development;
•
acquire or in-license product candidates or programs, intellectual property and technologies;
•
establish and maintain our current and any future collaborations, including making royalty, milestone or other payments thereunder; and
•
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

We expect that our existing cash and cash equivalents of $307.3 million, marketable securities of $368.9 million and long-term marketable securities of $113.4 million as of June 30, 2024, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. See “Liquidity and Capital Resources” for further information.

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

•
holders of Series A preferred units of Apogee Therapeutics, LLC received 7,678,000 shares of non-voting common stock of Apogee Therapeutics, Inc.;
•
holders of Series B preferred units of Apogee Therapeutics, LLC received 11,501,108 shares of common stock and 5,808,642 shares of non-voting common stock of Apogee Therapeutics, Inc.;
•
holders of common units of Apogee Therapeutics, LLC received 1,919,500 shares of common stock of Apogee Therapeutics, Inc.;
•
holders of vested incentive units of Apogee Therapeutics, LLC received 690,188 shares of common stock of Apogee Therapeutics, Inc.; and
•
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

In consideration for the exclusive options granted under the 2022 Option Agreement, we paid an upfront cash amount of $1.3 million and issued 1,250,000 common units to Paragon. Paragon was also entitled to up to an additional 3,750,000 of common units in exchange for the rights granted under the 2022 Option Agreement, which were issued in connection with the closings of the additional tranches of the Series A Preferred Unit financing. Through June 30, 2024, we had issued a total of 5,000,000 common units to Paragon with an aggregate fair value of $2.2 million on the grant date, which subsequently were exchanged for common stock following the IPO. Under the 2022 Option Agreement, on a Research Program-by-Research Program basis following the finalization of the Research Plan for each respective Research Program, we are required to pay Paragon a nonrefundable fee in cash of $0.5 million. We are also obligated to compensate Paragon on a quarterly basis for its services performed under each Research Program based on the actual costs incurred. We expense the service fees as the associated costs are incurred when the underlying services are rendered. Such amounts are classified within research and development expenses in our consolidated statement of operations and comprehensive loss.

In November 2023, we entered into an additional antibody discovery and option agreement with Paragon (the 2023 Option Agreement and together with the 2022 Option Agreement, collectively the “Option Agreements”). Under the terms of the 2023 Option Agreement, Paragon identifies, evaluates and develops antibodies directed against certain mutually agreed therapeutic targets of interest to us. The 2023 Option Agreement initially includes one newly disclosed target, TSLP. Under the 2023 Option Agreement, we have the exclusive option to, on a research program-by-research program basis, be granted an exclusive, worldwide license to all of Paragon’s right, title and interest in and to the intellectual property resulting from the applicable research program to develop, manufacture and commercialize the antibodies and products directed to the selected targets. From time to time, we can choose to add additional targets to the collaboration by mutual agreement with Paragon.

Pursuant to the terms of the 2023 Option Agreement, the parties may initiate Research Programs. Each Research Program is aimed at discovering, generating, identifying and/or characterizing antibodies directed to the respective target. For each Research Program, the parties must establish a Research Plan. In January 2024, we agreed on an initial Research Plan with Paragon that outlines the services that will be performed commencing at inception of the arrangement related to TSLP. Our exclusive option with respect to each Research Program is exercisable at our sole discretion at any time during the period beginning on the initiation of activities under the associated Research Program and ending a specified number of days following the delivery of the data package from Paragon related to the results of the Research Plan activities. There is no payment due upon exercise of an Option pursuant to the 2023 Option Agreement. Following entry into the 2023 Option Agreement, we and Paragon will negotiate a form of License Agreement to be entered into in the event that we exercise our exclusive option with respect to each Research Program, which License Agreement will include certain pre-agreed economic and other business terms.

Under the 2023 Option Agreement, on a Research Program-by-Research Program basis following the finalization of the Research Plan for each respective Research Program, we are required to pay Paragon a nonrefundable fee in cash of $2.0 million. In the first quarter of 2024, we paid Paragon a $2.0 million fee for a Research Program for TSLP. We are also obligated to compensate Paragon on a quarterly basis for its services performed under each Research Program based on the actual costs incurred. We expense the service fees as the associated costs are incurred when the underlying services are rendered.

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

Paragon License Agreements

In November 2022, we exercised our option available under the 2022 Option Agreement with respect to the IL-13 Research Program. Upon such exercise, the parties entered into an associated license agreement (the “IL-13 License Agreement”). In April 2023, we exercised our option available under the 2022 Option Agreement with respect to the IL-4Rα Research Program and the OX40L Research Program. Upon such exercise, the parties entered into associated license agreements (the “IL-4Rα License Agreement” and the “OX40L License Agreement,” respectively. In August 2024, the Company exercised its option available under the 2023 Option Agreement with respect to the TSLP Research Program (the “TSLP License Agreement,” and collectively with the IL-13 License Agreement, the IL-4Rα License Agreement and the OX40L License Agreement, the “License Agreements”). Under the terms of the License Agreements, Paragon granted to us an exclusive, worldwide, royalty-bearing, sublicensable right and license with respect to certain information, patent rights and sequence information related to antibodies directed at the respective target to use, make, sell, import, export and otherwise exploit the antibodies directed at the respective target. Pursuant to the License Agreements, we granted to Paragon a similar license (except that such license we granted to Paragon is non-exclusive) to the respective licenses with respect to multispecific antibodies that are directed at the respective targets and one or more other antibodies. We were also granted a right of first negotiation with Paragon concerning the development, license and grant of rights to certain multispecific antibodies associated with each respective license. We are solely responsible for the continued development, manufacture and commercialization of products at our own cost and expense for each licensed target.

Under the IL-13 License Agreement, the IL-4Rα License Agreement and the OX40L License Agreement, we are obligated to pay Paragon up to $3.0 million upon the achievement of specific development and clinical milestones for the first product under each of the License Agreements that achieves such specified milestones, including a payment of $1.0 million upon the nomination of a development candidate and $2.0 million upon the first dosing of a human patient in a Phase 1 trial. Under the TSLP License Agreement, we are obligated to pay Paragon up to $28.0 million upon the achievement of specific development and clinical milestones for the first product, including a payment of $3.0 million upon the nomination of a development candidate and $5.0 million upon the first dosing of a human patient in a Phase 1 trial.

Upon execution of the IL-13 License Agreement, we paid Paragon a $1.0 million fee for the nomination of a development candidate. In August 2023, we announced the dosing of our first participant in the Phase 1 trial of APG777 and have accordingly recorded research and development expense for the milestone payment of $2.0 million to Paragon in the year ended December 31, 2023. In November 2023, we finalized the nomination of a development candidate under the IL-4Rα License Agreement and made a milestone payment of $1.0 million to Paragon in the fourth quarter of 2023. In March 2024, we announced the first dosing of a human patient in a Phase 1 trial of APG808, and accordingly have recorded research and development expense of $2.0 million for the milestone payment in the first quarter of 2024. In May 2024, we finalized the nomination of a development candidate under the OX40L License Agreement and made a milestone payment of $1.0 million to Paragon in the second quarter of 2024.

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

Biologics Master Services Agreement - WuXi Biologics (Hong Kong) Limited

In June 2022, Paragon and WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”) entered into a biologics master services agreement (the “WuXi Biologics MSA”), which was subsequently novated to us by Paragon in the second quarter of 2023. The WuXi Biologics MSA governs all development activities and GMP manufacturing and testing for our APG777, APG808, APG990, and APG333 programs, as well as some of our other programs, on a work order basis. Under the WuXi Biologics MSA, we are obligated to pay WuXi Biologics a service fee and all non-cancellable obligations in the amount specified in each work order associated with the agreement for the provision of services.

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

Cell Line License Agreement — WuXi Biologics (Hong Kong) Limited

In June 2022, Paragon and WuXi Biologics entered into a cell line license agreement (the “Cell Line License Agreement”), which was subsequently novated to us by Paragon in the second quarter of 2023. Under the Cell Line License Agreement, we received a non-exclusive, worldwide, sublicensable license to certain of WuXi Biologics’s know-how, cell line, biological materials (the “WuXi Biologics Licensed Technology”) and media and feeds to make, have made, use, sell and import certain therapeutic products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the “WuXi Biologics Licensed Products”). Specifically, the WuXi Biologics Licensed Technology is used to manufacture a component of the APG777, APG808, APG990 and APG333 programs.

In consideration for the license, we have paid WuXi Biologics a non-refundable license fee of $150,000. Additionally, if we manufacture all of our commercial supplies of bulk drug product with a manufacturer other than WuXi Biologics or its affiliates, we are required to make royalty payments to WuXi Biologics in an amount equal to a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer (the “Royalty”). If we manufacture part of our commercial supplies of the WuXi Biologics Licensed Products with WuXi Biologics or its affiliates, then the Royalty will be reduced accordingly on a pro rata basis.

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

•
costs of funding research performed by third parties, including Paragon, that conduct research and development and preclinical or clinical activities on our behalf;
•
the cost to acquire in-process research and development, with no alternative future use associated with asset acquisitions, such as the Option Agreements, and License Agreements;
•
expenses incurred in connection with continuing our current research programs and preclinical development of any programs we may identify, including under agreements with third parties, such as consultants and contractors;
•
the cost of developing and validating our manufacturing process for use in our preclinical studies and current and future clinical trials; and
•
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

•
timely and successful completion of preclinical studies;
•
effective INDs or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for any programs we may develop;
•
successful enrollment and completion of clinical trials;
•
positive results from our future clinical trials that support a finding of safety and effectiveness, acceptable PK profile, and an acceptable risk-benefit profile in the intended populations;
•
receipt of marketing approvals from applicable regulatory authorities;
•
establishment of arrangements through our own facilities or with third-party manufacturers for clinical supply and, where applicable, commercial manufacturing capabilities;
•
establishment, maintenance, defense and enforcement of patent, trademark, trade secret and other intellectual property protection or regulatory exclusivity for any products we may develop; and
•
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

Comparison of the Three Months Ended June 30, 2024 and 2023

Results of Operations

The following table summarizes our consolidated statements of operations for the periods presented (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2024	2023	$ CHANGE
Operating expenses:
Research and development	$33,206	$13,946	$19,260
General and administrative	10,916	4,939	5,977
Total operating expenses	44,122	18,885	25,237
Loss from operations	(44,122)	(18,885)	(25,237)
Other income, net:
Interest income	10,306	—	10,306
Total other income, net	10,306	—	10,306
Net loss	$(33,816)	$(18,885)	$(14,931)

Research and Development Expense

The following table summarizes our research and development expenses incurred for the periods presented (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2024	2023
External research and development costs by program:
APG777	$8,130	$7,584
APG808 (1)	2,212	—
APG990 (2)	6,555	—
Unallocated research and development costs:
External-discovery related costs and other	6,373	5,147
Personnel-related (including equity-based compensation)	9,936	1,215
Total research and development expenses	$33,206	$13,946

(1)
External research and development costs for APG808 for the three months ended June 30, 2023 were recorded as unallocated external discovery related costs as the development candidate for APG808 was nominated in November 2023.
(2)
External research and development costs for APG990 for the three months ended June 30, 2023 were recorded as unallocated external discovery related costs as the development candidate for APG990 was nominated in May 2024.

Research and development expenses for the three months ended June 30, 2024 and 2023 were $33.2 million and $13.9 million, respectively. The increase of $19.3 million was primarily driven by further development of our APG777, APG808, APG990 and APG333 programs and advancement of our pipeline into clinical trials, as well as increases in personnel costs, including equity-based compensation expense, associated with the growth in our research and development team. Research and development expense related to the APG777 program increased by $0.5 million in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily driven by an increase in clinical trial-related expenses and clinical manufacturing activities to support our Phase 1 clinical trials and prepare for our Phase 2 clinical trial, which initiated in the second quarter of 2024. Research and development expense related to the APG808 and APG990 programs were $2.2 million and $6.6 million for the three months ended June 30, 2024, respectively. No such expenses were recorded in the three months ended June 30, 2023, as APG808 and APG990 expenses were recorded as unallocated external-discovery related costs until the program candidates were nominated in November 2023 and May 2024, respectively. Other external-discovery related costs increased by $1.2 million in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily driven by the advancement of our APG333 program. Once we have selected a development candidate for APG333, we will provide a program breakout of research and development expenses. Personnel-related expenses increased $8.7 million in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to increased headcount and share-based compensation.

General and Administrative Expense

The following table summarizes our general and administrative expenses for the periods presented (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2024	2023
Personnel-related (including equity-based compensation)	$6,643	$2,151
Legal and professional fees	1,850	2,401
Other	2,423	387
Total general and administrative expenses	$10,916	$4,939

General and administrative expenses for the three months ended June 30, 2024 were $10.9 million, compared to $4.9 million for the three months ended June 30, 2023. The increase of $6.0 million was primarily due to an increase of personnel costs of $4.5 million and an increase of other expenses of $2.0 million, which were the result of the expansion of our operations to support the growth in our business and the cost of operating as a public company, partially offset by a decrease in legal and professional services of $0.6 million.

Other Income, Net

Interest income increased $10.3 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, which was primarily related to interest on our cash, cash equivalents and marketable securities.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our consolidated statements of operations for the periods presented (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2024	2023	$ CHANGE
Operating expenses:
Research and development	$61,922	$22,401	$39,521
General and administrative	20,381	9,142	11,239
Total operating expenses	82,303	31,543	50,760
Loss from operations	(82,303)	(31,543)	(50,760)
Other income, net:
Interest income	16,393	133	16,260
Total other income, net	16,393	133	16,260
Net loss	$(65,910)	$(31,410)	$(34,500)

Research and Development Expense

The following table summarizes our research and development expenses incurred for the periods presented (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2024	2023
External research and development costs by program:
APG777	$14,094	$11,773
APG808 (1)	6,172	—
APG990 (2)	10,883	—
Unallocated research and development costs:
External-discovery related costs and other	13,004	8,784
Personnel-related (including equity-based compensation)	17,769	1,844
Total research and development expenses	$61,922	$22,401

(1)
External research and development costs for APG808 for the six months ended June 30, 2023 were recorded as unallocated external discovery related costs as the development candidate for APG808 was nominated in November 2023.
(2)
External research and development costs for APG990 for the six months ended June 30, 2023 were recorded as unallocated external discovery related costs as the development candidate for APG990 was nominated in May 2024.

Research and development expenses for the six months ended June 30, 2024 and 2023 were $61.9 million and $22.4 million, respectively. The increase of $39.5 million was primarily driven by further development of our APG777, APG808, APG990 and APG333 programs and advancement of our pipeline into clinical trials, as well as increases in personnel costs, including equity-based compensation expense, associated with the growth in our research and development team. Research and development expense related to the APG777 program for the six months ended June 30, 2024 and 2023 were $14.1 million and $11.8 million, respectively. The increase of $2.3 million was primarily driven by an increase in clinical trial-related expenses and clinical manufacturing activities to support our Phase 1 clinical trials and prepare for our Phase 2 clinical trial, which initiated in the second quarter of 2024. For the six months ended June 30, 2024, we recorded $6.2 million of research and development expense related to the APG808 program, which included a $2.0 million milestone payment related to the first dosing of a human patient in a Phase 1 clinical trial in March 2024. No such expense was recorded in the six months ended June 30, 2023, as APG808 expenses were recorded as unallocated external-discovery related costs until the program candidate was nominated in November 2023. For the six months ended June 30, 2024, we recorded $10.9 million of research and development expense related to the APG990 program, which included a $1.0 million milestone payment related to the nomination of a development candidate in May 2024. No such expense was recorded in the six months ended June 30, 2023, as APG990 expenses were recorded as unallocated external-discovery related costs until the program candidate was nominated in 2024. Other external-discovery related costs increased by $4.2 million in the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily driven by a one-time non-refundable payment of $2.0 million to Paragon in January 2024 for finalizing the Research Plan for TSLP, and advancement of our APG333 program. Once we have selected a development candidate for APG333, we will provide a program breakout of research and development expenses. Personnel-related expenses increased $15.9 million in the six months ended June 30, 2024, compared to the six months ended June 30, 2023 primarily due to increased headcount and share-based compensation.

General and Administrative Expense

The following table summarizes our general and administrative expenses for the periods presented (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2024	2023
Personnel-related (including equity-based compensation)	$12,432	$4,186
Legal and professional fees	3,177	3,424
Other	4,772	1,532
Total general and administrative expenses	$20,381	$9,142

General and administrative expenses for the six months ended June 30, 2024 were $20.4 million, compared to $9.1 million for the six months ended June 30, 2023. The increase of $11.2 million was primarily due to an increase of personnel costs and other expenses of $8.2 million and $3.2 million, respectively, all of which were the result of the expansion of our operations to support our growth in our business and the cost of operating as a public company, and was partially offset by a decrease in legal and professional services of $0.2 million.

Other Income, Net

Interest income increased $16.3 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, which was primarily related to interest on our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses. We have not yet commercialized any of our programs, which are in various phases of early-stage development, and we do not expect to generate revenue from sales of any of our programs for several years, if at all. To date, we have financed our operations from the proceeds from the issuance of preferred units and the sale of common stock in our IPO and our March 2024 Offering. As of June 30, 2024, we had cash and cash equivalents of $307.3 million, marketable securities of $368.9 million and long-term marketable securities of $113.4 million.

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

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2024	2023
Net cash, cash equivalents, and restricted cash provided by (used in):
Operating activities	$(60,936)	$(25,127)
Investing activities	(200,451)	—
Financing activities	450,370	(1,694)
Net increase (decrease) in cash equivalents, and restricted cash	$188,983	$(26,821)

Net Cash used in Operating Activities

Cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of operating assets and liabilities, which are generally attributable to timing of payments, and the related effect on certain account balances, operational and strategic decisions and contracts to which we may be a party.

For the six months ended June 30, 2024, operating activities used $60.9 million of cash, primarily due to a net loss of $65.9 million and amortization of discounts on marketable securities of $5.8 million. This was partially offset by a non-cash charge of $9.9 million for equity-based compensation.

For the six months ended June 30, 2023, operating activities used $25.1 million of cash, primarily due to a net loss of $31.4 million, partially offset by non-cash charges of $2.4 million for equity-based compensation and net changes in our operating assets and liabilities of $3.9 million.

Net Cash used in Investing Activities

For the six months ended June 30, 2024, net cash used in investing activities of $200.5 million was primarily related to the $352.9 million purchase of marketable securities, partially offset by $152.8 million in maturities of marketable securities.

Net Cash provided by Financing Activities

For the six months ended June 30, 2024, financing activities provided $450.4 million of cash, primarily related to the issuance and sale of 7,790,321 shares of common stock, net of paid issuance costs, in our March 2024 Offering.

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

•
the rate of progress in the development of our APG777, APG808, APG990 and APG333 programs;
•
the scope, progress, results and costs of preclinical studies and clinical trials for any other current and future programs;
•
the number and characteristics of programs and technologies that we develop or may in-license;
•
the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our programs for which we receive marketing approval;
•
the costs necessary to obtain regulatory approvals, if any, for any approved products in the United States and other jurisdictions, and the costs of post-marketing studies that could be required by regulatory authorities in jurisdictions where approval is obtained;
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•
the continuation of our existing licensing arrangements and entry into new collaborations and licensing arrangements;
•
the costs we incur in maintaining business operations;
•
the costs of hiring additional clinical, quality control, manufacturing and other scientific personnel;
•
the costs adding operational, financial and management information systems and personnel;
•
the costs associated with being a public company;
•
the costs and timing of future laboratory facilities;
•
the revenue, if any, received from commercial sales of our programs for which we receive marketing approval;
•
the effect of competing technological and market developments; and
•
the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for programs.

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

As of June 30, 2024, we had $307.3 million of cash and cash equivalents, $368.9 million of marketable securities and $113.4 million of long-term marketable securities. Based on our current operating plan, as of the date of this Quarterly Report, we estimate that our existing cash, cash equivalents, marketable securities and long-term marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the issuance of our consolidated financial statements included elsewhere in this Quarterly Report. Moreover, based on our current operating plan, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Our agreements to license intellectual property include potential milestone payments that are dependent upon the development of products using the intellectual property licensed under the agreements and contingent upon the achievement of specific development and clinical milestones. As of June 30, 2024, we have incurred $7.0 million of the maximum aggregate potential milestone payments. We are also obligated to pay royalties to (i) Paragon at a royalty rate of a low single-digit percentage based on net sales of any products under the License Agreements, once commercialized and (ii) WuXi Biologics at a royalty rate of a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer.

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

Based on the aggregate market value of our common stock held by non-affiliates as of June 30, 2024, we believe we will become a “large accelerated filer” and no longer qualify as an emerging growth company or smaller reporting company as of December 31, 2024. Because we believe our emerging growth company and non-accelerated filer status will expire on December 31, 2024, we expect to be required, pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, to include in our Annual Report on Form 10-K for the year ending December 31, 2024, an attestation report as to the effectiveness of our internal control over financial reporting that is issued by our independent registered public accounting firm. In addition, beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2025, we expect to no longer be permitted to take advantage of the reduced reporting requirements applicable to smaller reporting companies.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
We are a clinical stage biotechnology company with a limited operating history, we have not completed any clinical trials, and we have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and viability.
•
We will require substantial additional capital to finance our operations in the future. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our development programs or future commercialization efforts.
•
We have incurred significant losses since inception, and we expect to incur significant losses for the foreseeable future and may not be able to achieve or sustain profitability in the future. We have no products approved for sale, have not generated any revenue from our programs and may never generate revenue or become profitable.
•
We face competition from entities that have developed or may develop programs for the diseases addressed by our programs.
•
Our programs are in clinical and preclinical stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability.
•
We are substantially dependent on the success of our most advanced programs, APG777, APG808, and APG990 and our anticipated clinical trials of these programs may not be successful.
•
Our approach to the discovery and development of our programs is unproven, and we may not be successful in our efforts to build a pipeline of programs with commercial value.
•
Preclinical and clinical development involves a lengthy and expensive process that is subject to delays and with uncertain outcomes, and results of earlier studies and trials may not be predictive of future clinical trial results.
•
If we encounter difficulties enrolling patients in our future clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
•
We rely on collaborations and licensing arrangements with third parties. If we are unable to maintain these collaborations or licensing arrangements, or if these collaborations or licensing arrangements are not successful, our business could be negatively impacted.
•
We currently rely, and plan to rely in the future, on third parties to conduct and support our preclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our programs.

•
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
•
Our ability to protect our patents and other proprietary rights is uncertain, exposing us to the possible loss of competitive advantage.
•
We may be subject to patent infringement claims or may need to file claims to protect our intellectual property, which could result in substantial costs and liability and prevent us from commercializing our potential products.
•
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

Developing biotechnology products is a very long, time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for our most advanced programs, APG777, APG808, and APG990 and advance our other programs and any future programs and product candidates. Even if one or more of the programs that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities to launch any such product. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies to perform preclinical studies or clinical trials in addition to those that we are currently conducting or anticipate.

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

•
the scope, progress, results and costs of discovery, preclinical and clinical development for our programs;
•
the cost and timing of completion of commercial-scale manufacturing activities;
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims, including claims of infringement, misappropriation or other violation of third-party intellectual property;
•
the costs, timing and outcome of regulatory review of our programs;

•
the costs of future commercialization activities, either by ourselves or in collaboration with others, including product sales, marketing, manufacturing, and distribution for any program for which we receive marketing approval;
•
the revenue, if any, received from commercial sales of programs for which we receive marketing approval;
•
the success of our current or future collaborations;
•
our ability to establish and maintain additional collaborations on favorable terms, if at all;
•
the extent to which we acquire or in-license products, intellectual property and technologies;
•
the costs of operational, financial and management information systems and associated personnel; and
•
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

We have incurred significant net losses in each period since we commenced operations in February 2022. We generated a net loss of $65.9 million for the six months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of $189.7 million. We expect to continue to incur significant losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•
advance our existing and future programs through preclinical and clinical development, including expansion into additional indications;
•
seek to identify additional programs and additional product candidates;
•
maintain, expand, enforce, defend and protect our intellectual property portfolio;
•
seek regulatory and marketing approvals for our programs;

•
seek to identify, establish and maintain additional collaborations and license agreements;
•
make milestone payments to Paragon under the Option Agreements and licensing and royalty payments to WuXi Biologics under the Cell Line License Agreement and under any additional future collaboration or license agreements that we enter into;
•
ultimately establish a sales, marketing and distribution infrastructure to commercialize any drug products for which we may obtain marketing approval, either by ourselves or in collaboration with others;
•
generate revenue from commercial sales of programs for which we receive marketing approval;
•
hire additional personnel including research and development, clinical and commercial personnel;
•
add operational, financial and management information systems and personnel, including personnel to support our product development;
•
acquire or in-license products, intellectual property and technologies;
•
develop and manufacture our clinical supplies and access commercial-scale current good manufacturing practices (“cGMP”) capacity and capabilities through third parties or our own manufacturing facility; and
•
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

•
regulators or institutional review boards (“IRBs”), the FDA or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•
we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•
clinical trial sites deviating from trial protocol or dropping out of a trial;
•
clinical trials of any programs may fail to show safety or efficacy, produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;
•
the number of subjects required for clinical trials of any programs may be larger than we anticipate, especially if regulatory bodies require completion of non-inferiority or superiority trials, enrollment in these clinical trials may be slower than we anticipate or subjects may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
•
our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
•
we may elect to, or regulators, IRBs or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants in our trials are being exposed to unacceptable health risks;
•
the cost of clinical trials of any of our programs may be greater than we anticipate;
•
the quality of our programs or other materials necessary to conduct clinical trials of our programs may be inadequate to initiate or complete a given clinical trial;
•
our inability to manufacture sufficient quantities of our programs for use in clinical trials, or delays in manufacturing or distribution;
•
reports from clinical testing of other therapies may raise safety or efficacy concerns about our programs;

•
our failure to establish an appropriate safety profile for a program based on clinical or preclinical data for such programs as well as data emerging from other therapies in the same class as our programs; and
•
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

We are substantially dependent on the success of our most advanced programs, APG777, APG808, and APG990, and our ongoing and anticipated trials of APG777, APG808, and APG990, including in combination, may not be successful.

Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, our most advanced programs, APG777, APG808, and APG990, including potential combinations of certain of our programs. We are investing a majority of our efforts and financial resources into the research and development of these programs. We initiated our Phase 2 clinical trial for APG777 in patients with moderate-to-severe AD and commenced the dosing of patients in May 2024, initiated our Phase 1 clinical trial for APG808 in March 2024, and expect to commence dosing of the first participants in our Phase 1 clinical trial for APG990 in Australia in the third quarter of 2024. The success of our programs is dependent on observing a longer half-life of our programs in humans than other mAbs currently marketed and in development as we believe this longer half-life has the potential to result in a more favorable dosing schedule for our programs, assuming they successfully complete clinical development and obtain marketing approval. This is based in part on the assumption that the longer half-life we have observed in NHPs will translate into an extended half-life of our programs in humans. To the extent we do not observe this extended half-life when we dose humans with our programs or if there are unexpected tolerability issues, including when dosed in combination, it would significantly and adversely affect the clinical and commercial potential of our programs.

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

The success of our programs will depend on a variety of factors. We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. Accordingly, we cannot assure you that we will ever be able to generate revenue through the sale of these programs, even if approved. If we are not successful in commercializing APG777, APG808, or APG990, including potential combinations of certain of our programs, or are significantly delayed in doing so, our business will be materially harmed.

If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our programs may be delayed and our expenses may increase and, as a result, our stock price may decline.

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials, such as the expected timing for the completion of our Phase 1 clinical trial in AD and expected topline data from our Phase 2 clinical trial in AD, as well as the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, or at all, the commercialization of our programs may be delayed or never achieved and, as a result, our stock price may decline. Additionally, delays relative to our projected timelines are likely to cause overall expenses to increase, which may require us to raise additional capital sooner than expected and prior to achieving targeted development milestones.

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

We cannot be sure that the FDA will agree with our clinical development plan. We used the data from our ongoing Phase 1 trial of APG777 in healthy volunteers to support our Phase 2 trial in AD and plan to use such data to support Phase 2 trials in other I&I indications. If the FDA requires us to conduct additional trials, enroll additional patients, or imposes trial enrollment restrictions our development timelines may be delayed. We cannot be sure that submission of an IND, BLA or similar application will result in the FDA or comparable foreign regulatory authorities, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Events that may prevent successful or timely initiation or completion of clinical trials include: inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials; delays in reaching a consensus with regulatory authorities on study design or implementation of the clinical trials; delays or failure in obtaining regulatory authorization to commence a trial; delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites; delays in identifying, recruiting and training suitable clinical investigators; delays in obtaining required IRB approval at each clinical trial site; delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our programs for use in clinical trials or the inability to do any of the foregoing; failure by our CROs, other third parties or us to adhere to clinical trial protocols; failure to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practice requirements (“GCPs”) or applicable regulatory guidelines in other countries; changes to the clinical trial protocols; clinical sites deviating from trial protocol or dropping out of a trial; changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data; transfer of manufacturing processes to larger-scale facilities operated by a CMO and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and third parties being unwilling or unable to satisfy their contractual obligations to us.

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

We anticipate developing certain product candidates for use in combination with one or more of our other product candidates, and regulatory or safety issues with combination therapies may delay or prevent development and approval of our product candidates.

We anticipate developing certain product candidates for use in combination with one or more of our other product candidates, which may present challenges that are not faced for single agent product candidates. For example, our plans to evaluate current or future product candidates in combination with other product candidates may result in adverse effects based on the combination therapy that may negatively impact the reported safety profile of the monotherapy in clinical trials. In addition, the FDA or comparable foreign regulatory authorities may require us to use more complex clinical trial designs in order to evaluate the contribution of each product candidate to any observed effects.

Further, none of our product candidates have been approved by the FDA. If we develop a combination therapy with two of our product candidates and only one product candidate is approved, we will not be able to market and sell that product candidate in combination with the unapproved product candidate for the combination indication if the unapproved product candidate does not ultimately obtain marketing approval either alone or in combination with the approved product candidate.

If the FDA or comparable foreign regulatory authorities do not approve each of, or revoke the approval of any of, the product candidates involved in our combination therapies, or if safety, efficacy, quality, manufacturing or supply issues arise with the any of the product candidates involved in our combination therapies we develop, we may be unable to obtain approval of or market such combination therapy.

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

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects, adverse events or unexpected characteristics. While our preclinical studies in NHPs have not shown any such characteristics to date, we cannot assure you that the results of our clinical trials will not reveal such characteristics. If significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to such trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more programs altogether. For example, certain drugs targeting IL‑13 have previously demonstrated increased conjunctivitis in patients with AD. We, the FDA or other applicable regulatory authorities, or an IRB, may suspend any clinical trials of any program at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential products developed in the biotechnology industry that initially showed therapeutic promise in early-stage studies and trials have later been found to cause side effects that prevented their further development. Other potential products have shown side effects in preclinical studies, which side effects do not present themselves in clinical trials in humans. Even if the side effects do not preclude the program from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. In addition, an extended half-life could prolong the duration of undesirable side effects, which could also inhibit market acceptance. Treatment-emergent adverse events could also affect patient recruitment or the ability of enrolled subjects to complete our clinical trials or could result in potential product liability claims. Potential side effects associated with our programs may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from our programs may not be normally encountered in the general patient population and by medical personnel. Any of these occurrences could harm our business, financial condition, results of operations and prospects significantly.

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

Because we have limited financial and managerial resources, we focus our research and development efforts on certain selected programs. For example, we are initially focused on our most advanced programs, APG777, APG808, and APG990. As a result, we may forgo or delay pursuit of opportunities with other programs that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for specific indications may not yield any commercially viable programs. If we do not accurately evaluate the commercial potential or target market for a particular program, we may relinquish valuable rights to that program through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such program.

Any approved products resulting from our current programs or any future program may not achieve adequate market acceptance among clinicians, patients, healthcare third-party payors and others in the medical community necessary for commercial success and we may not generate any future revenue from the sale or licensing of such products.

Even if regulatory approval is obtained for a product candidate resulting from one of our current or future programs, they may not gain market acceptance among physicians, patients, healthcare payors or the medical community. We may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and whether it will otherwise be accepted in the market. For example, there are several approved products and product candidates in later stages of development for the treatment of AD, including DUPIXENT, a well-established treatment for moderate-to-severe AD. However, our programs in development for AD incorporate advanced antibody engineering to optimize half-life of antibodies targeting IL‑13 and OX40L; to date, no such antibody has been approved by the FDA for the treatment of AD. Market participants with significant influence over acceptance of new treatments, such as clinicians and third-party payors, may not adopt a biologic that incorporates half-life extension for our targeted indications, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any programs developed by us or our existing or future collaborators. An extended half-life may make it more difficult for patients to change treatments and there is a perception that half-life extension could exacerbate side effects, each of which may adversely affect our ability to gain market acceptance. Market acceptance of our programs will depend on many factors, including factors that are not within our control.

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

We are developing APG777 and APG777 in combination with APG990 for the same indication: atopic dermatitis, and may in the future develop our programs for other I&I indications. Each such program targets a different mechanism of action. Based on the differing mechanisms of action, we are developing APG777 as a frontline treatment for patients with moderate-to-severe AD who have failed or have an inadequate response to topical corticosteroids. APG777 in combination with APG990 may serve as alternative treatments for either frontline patients or patients who have failed or have inadequate responses to other treatment options. However, developing multiple programs for a single indication may negatively impact our business if the programs compete with each other. For example, if multiple programs are conducting clinical trials at the same time, they could compete for the enrollment of patients. In addition, if multiple programs are approved for the same indication, they may compete for market share, which could limit our future revenue.

We are conducting and may conduct future clinical trials for our programs at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We are conducting our Phase 1 clinical trials for APG777 and APG808 in Australia, and our Phase 2 clinical trial for APG777 includes sites outside the United States, and we may choose to conduct one or more of our future clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates. Even if the FDA accepted such data, it could require us to modify our planned clinical trials to receive clearance to initiate such trials in the United States or to continue such trials once initiated.

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

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must currently rely on CMOs for developing and manufacturing our programs and product candidates. We have not yet caused our programs or product candidates to be manufactured on a commercial scale and may not be able to do so for any of our programs or product candidates, if approved. We currently have a sole source relationship for our preclinical and clinical supply of APG777, APG808, APG990, and APG333. If there should be any disruption in such supply arrangement, including any adverse events affecting our sole supplier, it could have a negative effect on the clinical development of our programs and other operations while we work to identify and qualify an alternate supply source. We may not control the manufacturing process of, and may be completely dependent on, our contract manufacturing partners for compliance with cGMP requirements and any other regulatory requirements of the FDA or comparable foreign regulatory authorities for the manufacture of our programs. Beyond periodic audits, we have no control over the ability of our CMOs to maintain adequate quality control, quality assurance and other qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our programs or if it withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would require the incurrence of significant additional costs and materially adversely affect our ability to develop, obtain regulatory approval for or market our programs, if approved. Similarly, our failure, or the failure of our CMOs, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of programs or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our programs or drugs and harm our business and results of operations.

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

The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the programs involved. We cannot commercialize programs in the United States without first obtaining regulatory approval from the FDA. Similarly, we cannot commercialize programs outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of our programs, including our most advanced programs, APG777, APG808, and APG990, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our programs are both safe and effective for each targeted indication. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Further, our programs may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Our programs could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including: the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials; we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a program is safe and effective for its proposed indication; the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval; serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to our programs; we may be unable to demonstrate that a program’s clinical and other benefits outweigh its safety risks; the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials; the data collected from clinical trials of our programs may not be acceptable or sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere, and we may be required to conduct additional clinical trials; the FDA or the applicable foreign regulatory authority may disagree regarding the formulation, labeling and/or the specifications of our programs; the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

The Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a highly similar or “biosimilar” product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12‑year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product.

We believe that any of our programs approved as biologics under a BLA should qualify for the 12‑year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our programs to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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

Based on the aggregate market value of our common stock held by non-affiliates as of June 30, 2024, we believe we will become a “large accelerated filer” and no longer qualify as an emerging growth company or smaller reporting company as of December 31, 2024.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to report upon the effectiveness of our internal control over financial reporting beginning with our annual report for our fiscal year ending December 31, 2024. By losing our previous status as an “emerging growth company” and becoming an “accelerated filer” or a “large accelerated filer,” we will be required to have an audit of the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This process will be time-consuming, costly and complicated.

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

The offer and sale of all of the shares of our common stock in the IPO were registered under the Securities Act pursuant to our Registration Statement on Form S‑1, as amended (File Nos. 333‑272831 and 333‑273236), which were declared effective on July 13, 2023. Jefferies, TD Cowen, Stifel and Guggenheim Securities acted as joint book-running managers for the IPO. Wedbush PacGrow acted as lead manager for the IPO.

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

The net proceeds from the IPO have been used and are expected to be used, primarily to fund our clinical trials, including a potential Phase 2 trial, and manufacturing of our APG777 product candidate, fund our preclinical studies, clinical trials and manufacturing of our APG808 program, fund our preclinical studies, clinical trials and manufacturing of our APG990 program and fund our preclinical studies of other programs. We intend to use the remainder for our additional research and development activities, as well as for capital expenditures, working capital and general corporate purposes. There has been no material change in our intended use of proceeds from our IPO as described in the Prospectus.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A.

Item 5. Other Information

During the three months ended June 30, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

The exhibits filed or furnished as part of this Quarterly Report are set forth below.

Exhibit Number	Description of Exhibit

2.1

Contribution and Exchange Agreement, effective July 13, 2023, by and among the Company and the Unit Holders named therein (filed with the SEC as Exhibit 2.1 to the Company’s Form 10-Q filed on August 28, 2023).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed with the SEC as Exhibit 3.1 to the Company’s Form 10-Q filed on August 28, 2023).

3.2	Amended and Restated Bylaws of the Registrant (filed with the SEC as Exhibit 3.2 to the Company’s Form 10-Q filed on August 28, 2023).

4.1	Form of Common Stock Certificate of the Registrant (filed with the SEC as Exhibit 4.1 to the Company’s Form S-1/A filed on July 3, 2023).

4.2	Registration Rights Agreement, dated July 13, 2023, by and among the Company and the Investors named therein (filed with the SEC as Exhibit 4.2 to the Company’s Form 10-Q filed on August 28, 2023).

10.1*	First Amendment to the Apogee Therapeutics 2023 Employee Stock Purchase Plan.

10.2*	License Agreement, dated November 22, 2023, by and between the Company and MIL 6T, LLC.

10.3*	First Amendment to License Agreement, dated December 4, 2023, by and between the Company and MIL 6T, LLC.

10.4*	Second Amendment to License Agreement, dated February 26, 2024, by and between the Company and MIL 6T, LLC.

10.5*	Third Amendment to License Agreement, dated June 10, 2024, by and between the Company and MIL 6T, LLC.

31.1*	Certification of the principal executive officer pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the principal financial officer pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934

32.1*(1)	Certification of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a‑14(b) under the Securities Exchange Act of 1934

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Apogee Therapeutics, Inc.

Date: August 12, 2024	By:	/s/ Michael Henderson, M.D.
Michael Henderson, M.D. Chief Executive Officer (principal executive officer)

Date: August 12, 2024	By:	/s/ Jane Pritchett Henderson
Jane Pritchett Henderson Chief Financial Officer (principal financial and accounting officer)