Form 10-Q
period 2024-09-30
Apogee Therapeutics, Inc.
filed 2024-11-12
CIK 1974640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 5, 2024, the registrant had 58,513,198 shares of common stock, $0.00001 par value per share, outstanding, comprising 45,026,556 shares of voting common stock, $0.00001 par value per share and 13,486,642 shares of non-voting common stock, $0.00001 par value per share.

APOGEE THERAPEUTICS, INC.

		Page
PART I	FINANCIAL INFORMATION	1
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	1
	Condensed Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2024 and 2023	2
	Condensed Consolidated Statement of Comprehensive Loss for the Three and Nine Months Ended September 30, 2024 and 2023	3
	Condensed Consolidated Statement of Preferred Units and Stockholders’ Equity/Members’ Deficit for the Three and Nine Months Ended September 30, 2024 and 2023	4
	Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2024 and 2023	6
	Notes to the Unaudited Interim Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41
PART II	OTHER INFORMATION	43
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72
Item 3.	Defaults Upon Senior Securities	73
Item 4.	Mine Safety Disclosures	73
Item 5.	Other Information	73
Item 6.	Exhibits	74
	Signatures	75

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

The Apogee name and logo are our trademarks. This Quarterly Report contains references to our trademarks and to trademarks and service marks belonging to other entities. Solely for convenience, trademarks, service marks and trade names referred to in this Quarterly Report, including logos, artwork and other visual displays, may appear without the ®, SM, or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

PART I – FINANCIAL INFORMATION

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except unit/share data)

	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Assets
Current assets:
Cash and cash equivalents	$118,780	$118,316
Marketable securities	407,269	277,143
Prepaid expenses and other current assets	8,434	2,950
Total current assets	534,483	398,409
Long-term marketable securities	227,746	—
Property and equipment, net	1,417	377
Right-of-use asset, net	12,126	2,217
Other non-current assets	514	401
Total assets	$776,286	$401,404
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,216	$2,143
Lease liability	2,867	1,101
Accrued expenses	27,528	17,314
Total current liabilities	32,611	20,558
Long-term liabilities:
Lease liability, net of current	9,273	933
Total liabilities	41,884	21,491
Commitments and contingencies (Note 9)
Stockholders' equity:
Common Stock; $0.00001 par value, 400,000,000 authorized, 58,509,583 issued and 56,899,295 outstanding as of September 30, 2024; 400,000,000 authorized, 50,655,671 issued and 48,338,769 outstanding as of December 31, 2023	1	—
Additional paid-in capital	969,829	503,354
Accumulated other comprehensive income	3,270	329
Accumulated deficit	(238,698)	(123,770)
Total stockholders’ equity	734,402	379,913
Total liabilities and stockholders’ equity	$776,286	$401,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023
Operating expenses:
Research and development (1)	$45,714	$17,069	$107,636	$39,470
General and administrative (2)	12,972	7,236	33,353	16,378
Total operating expenses	58,686	24,305	140,989	55,848
Loss from operations	(58,686)	(24,305)	(140,989)	(55,848)
Other income, net:
Interest income, net	9,668	3,465	26,061	3,598
Total other income, net	9,668	3,465	26,061	3,598
Net loss	$(49,018)	$(20,840)	$(114,928)	$(52,250)
Net loss per share, basic and diluted	$(0.86)	$(0.51)	$(2.11)	$(3.04)
Weighted-average common shares outstanding, basic and diluted	56,795,544	41,231,379	54,508,496	17,209,842

(1)
Includes related-party amounts of $2,447 and $11,125 for the three and nine months ended September 30, 2024, respectively, and $6,624 and $21,083 for the three and nine months ended September 30, 2023, respectively.
(2)
No related-party amounts for the three and nine months ended September 30, 2024, and $9 and $53 for the three and nine months ended September 30, 2023, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023
Net loss	$(49,018)	$(20,840)	$(114,928)	$(52,250)
Change in unrealized gains on marketable securities, net of tax	3,559	135	2,941	135
Comprehensive loss	$(45,459)	$(20,705)	$(111,987)	$(52,115)

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except unit/share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2023	48,338,769	$—	$503,354	$(123,770)	$329	$379,913
Common stock issued, net of issuance costs of $33,045	7,790,321	1	449,954	—	—	449,955
Vesting of restricted stock	237,665	—	—	—	—	—
Issuance of common stock upon exercise of stock options	1,047	—	24	—	—	24
Equity-based compensation expense	—	—	4,186	—	—	4,186
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	(506)	(506)
Net loss	—	—	—	(32,094)	—	(32,094)
Balance at March 31, 2024	56,367,802	$1	$957,518	$(155,864)	$(177)	$801,478
Vesting of restricted stock	292,477	$—	$—	$—	$—	$—
Issuance of common stock upon exercise of stock options	628	—	14	—	—	14
Issuance of common stock under employee stock purchase plan	15,558	—	377	—	—	377
Equity-based compensation expense	—	—	5,698	—	—	5,698
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	(112)	(112)
Net loss	—	—	—	(33,816)	—	(33,816)
Balance at June 30, 2024	56,676,465	$1	$963,607	$(189,680)	$(289)	$773,639
Vesting of restricted stock	203,465	$—	$—	$—	$—	$—
Issuance of common stock upon exercise of stock options	19,365	—	383	—	—	383
Equity-based compensation expense	—	—	5,839	—	—	5,839
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	3,559	3,559
Net loss	—	—	—	(49,018)	—	(49,018)
Balance at September 30, 2024	56,899,295	$1	$969,829	$(238,698)	$3,270	$734,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF PREFERRED UNITS AND STOCKHOLDERS’ EQUITY/MEMBERS’ DEFICIT

(UNAUDITED)

(In thousands, except unit/share data)

	SERIES A PREFERRED UNITS		SERIES B PREFERRED UNITS		COMMON UNITS		INCENTIVE UNITS		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL MEMBERS' DEFICIT
	UNITS	AMOUNT	UNITS	AMOUNT	UNITS	AMOUNT	UNITS	AMOUNT	UNITS	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2022	20,000,000	$28,971	45,089,212	$148,496	5,000,000	$2,251	1,625,086	$2,142	—	$—	$—	$(39,785)	$—	$(35,392)
Equity-based compensation expense	—	—	—	—	—	—	—	1,274	—	—	—	—	—	1,274
Net loss	—	—	—	—	—	—	—	—	—	—	—	(12,525)	—	(12,525)
Balance at March 31, 2023	20,000,000	$28,971	45,089,212	$148,496	5,000,000	$2,251	1,625,086	$3,416	—	$—	$—	$(52,310)	$—	$(46,643)
Vesting of incentive units	—	$—	—	$—	—	$—	856,457	$—	—	$—	$—	$—	$—	$—
Equity-based compensation expense	—	—	—	—	—	—	—	1,113	—	—	—	—	—	1,113
Net loss	—	—	—	—	—	—	—	—	—	—	—	(18,885)	—	(18,885)
Balance at June 30, 2023	20,000,000	$28,971	45,089,212	$148,496	5,000,000	$2,251	2,481,543	$4,529	—	$—	$—	$(71,195)	$—	$(64,415)
Vesting of incentive units	—	$—	—	$—	—	$—	65,881	$—	—	$—	$—	$—	$—	$—
Exchange of preferred, common, and incentive units into common stock	(20,000,000)	(28,971)	(45,089,212)	(148,496)	(5,000,000)	(2,251)	(2,547,424)	(4,686)	27,597,438	—	184,404	—	—	177,467
Common stock issued in IPO, net of issuance costs of $29,666	—	—	—	—	—	—	—	—	20,297,500	—	315,391	—	—	315,391
Vesting of restricted common stock	—	—	—	—	—	—	—	—	122,683	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	157	—	—	1,348	—	—	1,505
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	135	135
Net loss	—	—	—	—	—	—	—	—	—	—	—	(20,840)	—	(20,840)
Balance at September 30, 2023	—	$—	—	$—	—	$—	—	$—	48,017,621	$—	$501,143	$(92,035)	$135	$409,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(114,928)	$(52,250)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	113	—
Equity-based compensation expense	15,723	3,892
Amortization of discounts on marketable securities	(9,255)	(232)
Non-cash lease expense	933	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,484)	(3,402)
Other non-current assets	(113)	—
Accounts payable	73	577
Operating lease liability	(736)	—
Accrued expenses	10,214	6,408
Net cash used in operating activities	(103,460)	(45,007)
Cash flows from investing activities:
Purchases of marketable securities	(588,866)	(234,218)
Maturities of marketable securities	243,190	—
Purchases of property and equipment	(1,153)	—
Net cash used in investing activities	(346,829)	(234,218)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	449,955	315,604
Proceeds from exercise of options and employee stock purchase plan purchases	798	—
Net cash provided by financing activities	450,753	315,604
Increase in cash, cash equivalents and restricted cash	464	36,379
Cash, cash equivalents and restricted cash, beginning of period	118,610	151,890
Cash, cash equivalents and restricted cash, end of period	$119,074	$188,269
Supplemental disclosures of non-cash activities:
Exchange of 72,570,755 preferred, common, and incentive units in connection with the Reorganization (Note 1)	$—	$184,404
Operating lease right-of-use asset obtained in exchange for operating lease liability	$10,842	$—
Deferred financing issuance costs in accounts payable	$—	$213
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$118,780	$188,269
Restricted cash	294	$—
Total	$119,074	$188,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
Nature of the Business

Apogee Therapeutics, Inc., together with its consolidated subsidiaries (collectively, “Apogee” or the “Company”), a successor to Apogee Therapeutics, LLC, is a clinical-stage biotechnology company advancing novel biologics with potential for differentiated efficacy and dosing in the largest inflammatory and immunology (“I&I”) markets, including for the treatment of atopic dermatitis (“AD”), asthma, chronic obstructive pulmonary disease (“COPD”) and other I&I indications. Apogee’s antibody programs are designed to overcome limitations of existing therapies by targeting well-established mechanisms of action and incorporating advanced antibody engineering to optimize half-life and other properties.

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

In February 2022, the Company entered into an antibody discovery and option agreement with Paragon, which was subsequently amended in November 2022 (as amended, the “2022 Option Agreement”). Under the terms of the 2022 Option Agreement, Paragon identifies, evaluates and develops antibodies directed against certain mutually agreed therapeutic targets of interest to the Company. The 2022 Option Agreement initially included two selected targets, IL-13 and IL-4Rα, and was subsequently amended in November 2022 to include an additional selected target, OX40L. Under the 2022 Option Agreement, the Company has the exclusive option to, on a research program-by-research program basis, be granted an exclusive, worldwide license to all of Paragon’s rights, title and interest in and to the intellectual property resulting from the applicable research program to develop, manufacture and commercialize the antibodies and products directed to the selected targets. In November 2023, the Company entered into an additional antibody discovery and option agreement for the thymic stromal lymphopoietin (“TSLP”) target with Paragon (the “2023 Option Agreement” and, together with the 2022 Option Agreement, collectively the “Option Agreements”). Under the terms of the 2023 Option Agreement, Paragon identifies, evaluates and develops antibodies directed against certain mutually agreed therapeutic targets of interest to the Company.

In November 2022, the Company exercised its option available under the 2022 Option Agreement with respect to the IL-13 Research Program (as defined below) and, in April 2023, the Company exercised its options available under the 2022 Option Agreement with respect to the IL-4Rα Research Program and the OX40L Research Program. Upon such exercises, the parties entered into associated license agreements for each target. Under the terms of each license agreement, Paragon granted to the Company an exclusive, worldwide, royalty-bearing, sublicensable right and license with respect to certain information, patent rights and sequence information related to antibodies directed at the respective target to use, make, sell, import, export and otherwise exploit the antibodies directed at the respective target. In August 2024, the Company exercised its option under the 2023 Option Agreement with the respect to the TSLP Research Program. The Company is solely responsible for the development, manufacture and commercialization of IL-13, IL-4Rα, OX40L and TSLP product candidates and products at its own cost and expense.

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

Company Liquidity

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued. The Company had an accumulated deficit of $238.7 million as of September 30, 2024. Further, the Company incurred a net loss of $114.9 million and experienced negative cash flows from operations of $103.5 million for the nine months ended September 30, 2024. Based on the Company’s current operating plan, it estimates that its existing cash and cash equivalents of $118.8 million, marketable securities of $407.3 million and long-term marketable securities of $227.7 million as of September 30, 2024, will be sufficient to enable the Company to fund its operating expenses and capital requirements through at least the next 12 months from the issuance of these consolidated financial statements.

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

Basis of Presentation

The condensed consolidated financial statements prior to the Reorganization include the accounts of Apogee Therapeutics, LLC and its wholly-owned subsidiary. The condensed consolidated financial statements subsequent to the Reorganization include the accounts of Apogee Therapeutics, Inc. and its wholly-owned subsidiaries, Apogee Biologics, Inc. and Apogee Therapeutics Securities Corporation, which was formed as a Massachusetts security corporation in September 2024.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Apogee Therapeutics, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Items measured at fair value on a recurring basis as of September 30, 2024 include cash equivalents and marketable securities (Notes 3 and 4). The carrying amounts reflected in the accompanying consolidated balance sheets for prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

Property and Equipment, net

Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives of the assets:

ESTIMATED USEFUL LIFE
Laboratory equipment	5 years
Leasehold improvements	Shorter of the lease term or useful life

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

Equity-Based Compensation

Prior to the Reorganization, the Company issued equity-based awards to employees, managers, executives, non-employees and service providers in the form of common units and incentive units. Subsequent to the Reorganization, the Company issued equity-based awards to employees, managers, executives, non-employees and service providers in the form of restricted common stock, restricted stock units, and stock options. The Company accounts for equity-based compensation awards in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”).

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

The Company evaluates whether an equity award should be classified and accounted for as a liability award or equity award for all equity-based compensation awards granted. As of September 30, 2024, all of the Company’s equity-based awards were equity classified. Forfeitures are recognized as they occur. The Company classifies equity-based compensation expense in the accompanying consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified, as applicable.

Concentrations of Credit Risk and Significant Suppliers

Financial instruments that potentially expose the Company to credit risk primarily consist of cash, cash equivalents and marketable securities. The Company’s investment portfolio is comprised of money market funds, debt securities issued by U.S. government and corporate debt securities. The Company maintains its deposits with accredited financial institutions and, consequently, the Company does not believe it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Bank accounts in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2024 and December 31, 2023, predominantly all of the Company’s primary operating accounts significantly exceeded the FDIC limits.

The Company is dependent on third-party organizations to research, develop, manufacture and process its product candidates for its development programs. In particular, the Company currently relies on one third-party contract manufacturer to produce and process its programs, APG777, APG808, APG990 and APG333 for preclinical and clinical activities. The Company expects to continue to be dependent on a small number of manufacturers to supply it with its requirements for all products. The Company’s research and development programs could be adversely affected by a significant interruption in the supply of the necessary materials.

Off-Balance Sheet Arrangements

As of September 30, 2024 and December 31, 2023, the Company had no off-balance sheet risks such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

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

3.
Marketable Securities

The following is a summary of the Company’s investing portfolio (in thousands):

	AS OF SEPTEMBER 30, 2024
		UNREALIZED
	COST	GAINS	LOSSES	FAIR VALUE
Marketable securities
Maturities within one year:
U.S. treasury securities	$166,651	$554	$—	$167,205
Debt securities issued by U.S. government agencies	158,505	338	—	158,843
Commercial paper	30,217	98	—	30,315
Corporate debt securities	50,651	255	—	50,906
Total maturities within one year	406,024	1,245	—	407,269
Maturities between one and two years:
U.S. treasury securities	$98,184	$744	$(8)	$98,920
Debt securities issued by U.S. government agencies	98,131	1,190	—	99,321
Corporate debt securities	29,406	100	(1)	29,505
Total maturities between one and two years	225,721	2,034	(9)	227,746
Total marketable securities	$631,745	$3,279	$(9)	$635,015

	AS OF DECEMBER 31, 2023
		UNREALIZED
	COST	GAINS	LOSSES	FAIR VALUE
Marketable securities:
Maturities within one year:
U.S. treasury securities	$123,836	$140	$(2)	$123,974
Debt securities issued by U.S. government agencies	152,978	199	(8)	153,169
Total marketable securities	$276,814	$339	$(10)	$277,143

As of September 30, 2024, the Company had four securities with a total fair market value of $28.1 million in an unrealized loss position. The Company does not intend to sell its investments before recovery of the amortized cost basis of its debt securities at maturity and no allowance for credit losses was recorded as of September 30, 2024 and December 31, 2023. Securities are evaluated at the end of each reporting period. The Company did not record any impairment related to its marketable securities during the nine months ended September 30, 2024 and 2023.

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a reoccurring basis and indicates the level of fair value hierarchy utilized to determine such values (in thousands):

	AS OF SEPTEMBER 30, 2024
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash equivalents:
Money market funds	$111,924	$—	$—	$111,924
U.S. treasury securities	—	—	—	—
Commercial paper	—	—	—	—
Debt securities issued by U.S. government agencies	—	—	—	—
Marketable securities:
U.S. treasury securities	266,125	—	—	266,125
Debt securities issued by U.S. government agencies	—	258,164	—	258,164
Commercial paper	—	30,315	—	30,315
Corporate debt securities	—	80,411	—	80,411
Total	$378,049	$368,890	$—	$746,939

	AS OF DECEMBER 31, 2023
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash equivalents:
Money market funds	$110,655	$—	$—	$110,655
Marketable securities:
U.S. treasury securities	123,974	—	—	123,974
Debt securities issued by U.S. government agencies	—	153,169	—	153,169
Total	$234,629	$153,169	$—	$387,798

5.
Prepaids and Other Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Prepaid expenses	$3,265	$1,736
Interest receivable	4,773	1,214
Other current assets	396	—
Total	$8,434	$2,950

As of September 30, 2024 and December 31, 2023, the Company had restricted cash of $0.3 million held as a letter of credit for the benefit of a clinical research organization. The related letter of credit was classified within other non-current assets on the consolidated balance sheet as of September 30, 2024 and December 31, 2023.

6.
Property and Equipment, net

	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Lab equipment	$1,285	$377
Leasehold improvements	245	—
Less: Accumulated depreciation	(113)	—
Total	$1,417	$377

The Company recognized an immaterial amount of depreciation expense for the three months ended September 30, 2024 and $0.1 million of depreciation expense for the nine months ended September 30, 2024. The Company recognized an immaterial amount of depreciation expense for the three and nine months ended September 30, 2023.

7.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Accrued external research and development expenses	$5,242	$6,685
Accrued manufacturing expenses	13,676	9,219
Accrued other	1,693	1,243
Accrued employee compensation	6,917	167
Total	$27,528	$17,314

8.
Other Significant Agreements

Paragon Option and License Agreements

For the three and nine months ended September 30, 2024, the Company recognized $2.4 million and $11.1 million, respectively, of research and development expense in connection with services provided by Paragon under the Option and License Agreements. For the three and nine months ended September 30, 2023, the Company recognized $6.6 million and $21.1 million, respectively, of research and development expense in connection with services provided by Paragon under the Option and License Agreements.

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

In consideration for the exclusive options granted under the 2022 Option Agreement, the Company paid an upfront cash amount of $1.3 million and issued 1,250,000 common units to Paragon. Paragon was also entitled to up to an additional 3,750,000 of common units in exchange for the rights granted under the 2022 Option Agreement, which were issued in connection with the closings of the additional Tranche Options of the Series A Preferred Unit financing (see Note 10). Through September 30, 2024, the Company had

issued a total of 5,000,000 common units to Paragon with an aggregate fair value of $2.2 million on the grant date. Under the 2022 Option Agreement, on a Research Program-by-Research Program basis following the finalization of the Research Plan for each respective Research Program, the Company is required to pay Paragon a nonrefundable fee in cash of $0.5 million. The Company is also obligated to compensate Paragon on a quarterly basis for its services performed under each Research Program based on the actual costs incurred. The Company expenses the service fees as the associated costs are incurred when the underlying services are rendered. Such amounts are classified within research and development expenses in the accompanying condensed consolidated statement of operations and comprehensive loss.

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

In November 2023, the Company entered the 2023 Option Agreement. Under the terms of the 2023 Option Agreement, Paragon identifies, evaluates and develops antibodies directed against certain mutually agreed therapeutic targets of interest to the Company. The 2023 Option Agreement initially includes one target, TSLP. Under the 2023 Option Agreement, the Company has the exclusive option to, on a research program-by-research program basis, be granted an exclusive, worldwide license to all of Paragon’s right, title and interest in and to the intellectual property resulting from the applicable research program to develop, manufacture and commercialize the antibodies and products directed to the selected targets. From time to time, the Company can choose to add additional targets to the collaboration by mutual agreement with Paragon.

Pursuant to the terms of the 2023 Option Agreement, the parties may initiate Research Programs. Each Research Program is aimed at discovering, generating, identifying and/or characterizing antibodies directed to the respective target. For each Research Program, the parties must establish a Research Plan. In January 2024, the Company and Paragon agreed on an initial Research Plan that outlined the services that will be performed commencing at inception of the arrangement related to TSLP. The Company’s exclusive option with respect to each Research Program is exercisable at its sole discretion at any time during the period beginning on the initiation of activities under the associated Research Program and ending a specified number of days following the delivery of the data package from Paragon related to the results of the Research Plan activities.

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

License Agreements

In November 2022, the Company exercised its option available under the 2022 Option Agreement with respect to the IL-13 Research Program. Upon such exercise, the parties entered into an associated license agreement (the “IL-13 License Agreement”). In April 2023, the Company exercised its option available under the 2022 Option Agreement with respect to the IL- 4Rα Research Program and the OX40L Research Program. Upon such exercise, the parties entered into associated license agreements (the “IL-4Rα License Agreement” and the “OX40L License Agreement,” respectively. In August 2024, the Company exercised its option available under the

2023 Option Agreement with respect to the TSLP Research Program (the “TSLP License Agreement” and collectively with the IL-13 License Agreement, the IL-4Rα License Agreement and the OX40L License Agreement, the “License Agreements”). Under the terms of each of the License Agreements, Paragon granted to the Company an exclusive, worldwide, royalty-bearing, sublicensable right and license with respect to certain information, patent rights and sequence information related to antibodies directed at the respective target to use, make, sell, import, export and otherwise exploit the antibodies directed at the respective target. Pursuant to the License Agreements, the Company granted to Paragon a similar license (except that such license the Company granted to Paragon is non-exclusive) to the respective licenses with respect to multispecific antibodies that are directed at the respective target and one or more other antibodies. The Company was also granted a right of first negotiation with Paragon concerning the development, license and grant of rights to certain multispecific antibodies associated with each license. The Company is solely responsible for the continued development, manufacture and commercialization of products at its own cost and expense for each licensed target.

Under the IL-13 License Agreement, the IL-4Rα License Agreement and the OX40L License Agreement, the Company is obligated to pay Paragon up to $3.0 million upon the achievement of specific development and clinical milestones for the first product under each of the License Agreements that achieves such specified milestones, including a payment of $1.0 million upon the nomination of a development candidate and $2.0 million upon the first dosing of a human patient in a Phase 1 trial. Under the TSLP License Agreement, the Company is obligated to pay Paragon up to $28.0 million upon the achievement of specific development and clinical milestones for the first product, including a payment of $3.0 million upon the nomination of a development candidate and $5.0 million upon the first dosing of a human patient in a Phase 1 trial.

Upon execution of the IL‑13 License Agreement, the Company paid Paragon a $1.0 million fee for the nomination of a development candidate. In August 2023, the Company announced the dosing of its first participant in the Phase 1 trial of APG777 and incurred a milestone payment of $2.0 million to Paragon in the third quarter of 2023. In November 2023, the Company finalized the nomination of a development candidate under the IL‑4Rα License Agreement and made a milestone payment of $1.0 million to Paragon in the fourth quarter of 2023. In March 2024, the Company announced the dosing of its first participant in the Phase 1 trial of APG808 in healthy volunteers and made a milestone payment of $2.0 million to Paragon in the first quarter of 2024. In May 2024, the Company finalized the nomination of a development candidate under the OX40L License Agreement and made a milestone payment of $1.0 million to Paragon in the second quarter of 2024. In August 2024, the Company announced the dosing of its first participant in the Phase 1 trial of APG990 in healthy volunteers and made a milestone payment of $2.0 million to Paragon in the third quarter of 2024. In October 2024, the Company finalized the nomination of a development candidate under the TSLP License Agreement and expects to pay a $3.0 million milestone payment to Paragon in the fourth quarter of 2024.

The Company is also obligated to pay royalties to Paragon equal to a low-single digit percentage of net sales of any products under each of the License Agreements, and Paragon has a similar obligation to pay royalties to the Company with respect to each of the multispecific licenses. Royalties are due on a product-by-product and country-by-country basis beginning upon the first commercial sale of each product and ending on the later of (i) 12 years after the first commercial sale of such product in such country and (ii) expiration of the last valid claim of a patent covering such product in such country (the “Royalty Term”).

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

For the three and nine months ended September 30, 2024, the Company recognized $14.7 million and $27.9 million, respectively, of research and development expense in connection with the WuXi Biologics MSA, compared to $6.4 million and $9.6 million for the three and nine months ended September 30, 2023, respectively.

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

Indemnification Agreements

The Company enters into standard indemnification agreements and/or indemnification sections in other agreements in the ordinary course of business. Pursuant to the agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. There is no limit to the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. As of September 30, 2024, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company was not aware of any claims under these indemnification arrangements as of September 30, 2024 and December 31, 2023.

Legal Proceedings

The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of FASB ASC Topic 450, Contingencies (“ASC 450”). The Company expenses as incurred the costs related to its legal proceedings.

10.
Preferred Shares

As of June 30, 2023, the Company had authorized, issued and outstanding an aggregate of 65,089,212 preferred units, of which 20,000,000 units had been designated as Series A Preferred Units and 45,089,212 units had been designated as Series B Preferred Units. All outstanding preferred units were exchanged for 24,987,750 shares of common stock (or non-voting common stock in lieu thereof) in connection with the IPO in July 2023. As of September 30, 2024, the Company did not have any outstanding preferred units.

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

In August 2024, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), pursuant to which the Company may offer and sell shares of common stock up to a maximum aggregate offering price of $300.0 million through an at-the-market offering program (the "ATM Facility"). The Sales Agent will be entitled to compensation at a commission of up to 3.0% of the aggregate gross sales price per share sold under the Sale Agreement, unless otherwise agreed to by the Sales Agent and the Company under the Sale Agreement. As of September 30, 2024, the Company has made no sales pursuant to the Sale Agreement.

As of September 30, 2024, 58,509,583 and 56,899,295 shares of common stock were issued and outstanding, respectively. The 58,509,583 shares of common stock issued are comprised of 45,022,941 shares of voting common stock and 13,486,642 shares of non-voting common stock. As of September 30, 2024, there were 1,610,288 shares of unvested restricted common stock included within the shares of common stock issued.

As of December 31, 2023, 50,655,671 and 48,338,769 shares of common stock were issued and outstanding, respectively. The 50,655,671 shares of common stock issued are comprised of 37,169,029 shares of voting common stock and 13,486,642 shares of non-voting common stock. As of December 31, 2023, there were 2,316,902 shares of unvested restricted common stock included within the shares of common stock issued.

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

The following assumptions were used in determining the fair value of incentive units granted during the period:

NINE MONTHS ENDED SEPTEMBER 30,
2023
Risk-free interest rate	4.1% - 4.9%
Expected dividend yield	0.0%
Expected term (in years)	0.17 - 2.00
Expected volatility	84% - 90%

Restricted Common Stock

Concurrent with the Reorganization, all of the outstanding incentive units were exchanged into 3,469,546 shares of common stock, of which 2,779,358 were unvested restricted common stock. The following table provides a summary of the unvested restricted common stock award activity during the nine months ended September 30, 2024:

	NUMBER OF SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE PER SHARE
Unvested restricted common stock as of December 31, 2023	2,316,902	$5.31
Vested	(706,614)	$5.42
Unvested restricted common stock as of September 30, 2024	1,610,288	$5.27

The fair value of restricted stock vested during the three and nine months ended September 30, 2024 was $0.9 million and $3.8 million, respectively.

Stock Options and Restricted Stock Units

In July 2023, in connection with the IPO, the Company’s Board of Directors (the “Board”) and stockholders approved the 2023 Equity Incentive Plan (the “2023 Plan”), which became effective on the date of the effectiveness of the registration statement for the IPO. The 2023 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards. As of September 30, 2024, the number of shares of common stock available for future grants under the 2023 Plan is equal to 5,778,639 shares of common stock. The number of shares available for grant and issuance under the 2023 Plan will be automatically increased on January 1 of each year by a number of shares equal to up to 5% of the outstanding shares of common stock on such date.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions:

	THREE MONTHS ENDED SEPTEMBER 30,	NINE MONTHS ENDED SEPTEMBER 30,
	2024	2024
Common stock fair value	$40.49 - $58.74	$33.50 - $66.45
Risk-free interest rate	3.6% - 4.0%	3.6% - 4.7%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.0 - 6.25	5.5 - 6.25
Expected volatility	94.7% - 95.4%	94.7% - 96.4%

The following table provides a summary of stock option activity during the nine months ended September 30, 2024:

	OPTIONS	'WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding as of December 31, 2023	2,506,017	$21.49	9.80	16,154
Granted	828,513	$44.64	—	—
Exercised	(21,040)	$20.05	—	—
Forfeited	(34,284)	$19.57	—	—
Outstanding as of September 30, 2024	3,279,206	$27.37	9.28	102,974
Vested and expected to vest as of September 30, 2024	3,279,206	$27.37	9.28	102,974
Exercisable as of September 30, 2024	497,473	$21.91	9.13	18,324

The fair value of options vested during the three and nine months ended September 30, 2024 was $5.1 million and $9.8 million, respectively.

The following table provides a summary of the unvested restricted stock unit activity under the 2023 Plan during the nine months ended September 30, 2024:

	NUMBER OF SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE PER SHARE
Unvested restricted stock units as of December 31, 2023	144,090	$22.86
Vested	(26,993)	22.86
Unvested restricted stock units as of September 30, 2024	117,097	$22.86

The fair value of restricted stock units vested during the three and nine months ended September 30, 2024 was $0.2 million and $0.6 million, respectively.

2023 Employee Stock Purchase Plan

In July 2023, the Board adopted and the Company’s stockholders approved the 2023 Employee Stock Purchase Plan, (the “ESPP”), which became effective on July 13, 2023. The ESPP provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of the Company's common stock, subject to any plan limitations. The purchase period under the ESPP has a duration of six months, and the purchase price with respect to each purchase period is equal to 85% of the lesser of (i) the fair market value of the Company's common stock at the commencement of the applicable six-month purchase period or (ii) the fair market value of the Company's common stock on the exercise date. The first purchase period ended in January 2024. As of September 30, 2024, 15,558 shares have been issued under the ESPP and 946,832 shares remain available for issuance.

The following table presents the classification of equity-based compensation expense related to equity awards granted to employees, managers, executives, and service providers (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023
Research and development expense	$2,464	$417	$6,548	$755
General and administrative expense	3,375	1,088	9,175	3,137
Total	$5,839	$1,505	$15,723	$3,892

As of September 30, 2024, the total unrecognized compensation expense related to the Company’s stock options, unvested restricted stock and ESPP was $71.3 million, which the Company expects to recognize over a weighted-average period of approximately 2.7 years.

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

13.
Related Parties

Under the Option Agreements and the License Agreements, Paragon, a stockholder of the Company that was founded by a Series A Preferred Unit investor, received upfront consideration in the form of common units, is entitled to receive milestone and royalty payments upon specific conditions and receives payments from the Company for providing ongoing services under the agreements (see Note 8). As of September 30, 2024 and December 31, 2023, $0.5 million and $5.2 million were due to Paragon, respectively. For the three and nine months ended September 30, 2024, the Company incurred research and development expenses of $2.4 million and $11.1 million, respectively. For the three and nine months ended September 30, 2023, the Company incurred research and development expenses of $6.6 million and $21.1 million, respectively, and immaterial general and administrative expenses with Paragon.

14.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(49,018)	$(20,840)	$(114,928)	$(52,250)
Net loss attributable to common stockholders, basic and diluted	$(49,018)	$(20,840)	$(114,928)	$(52,250)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	56,795,544	41,231,379	54,508,496	17,209,842
Net loss per share attributable to common stockholders, basic and diluted	$(0.86)	$(0.51)	$(2.11)	$(3.04)

The following potential common shares, presented based on amounts outstanding at period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the period indicated because including them would have been anti-dilutive:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023
Stock options	3,279,206	637,546	3,279,206	637,546
Unvested restricted common stock	1,610,288	2,656,675	1,610,288	2,656,675
Unvested restricted stock units	117,097	—	117,097	—
Total	5,006,591	3,294,221	5,006,591	3,294,221

15.
Operating Leases

In November 2023, the Company entered into a lease agreement for lab space. In June 2024, the agreement was amended to expand the lab space and extend the lease term through November 2026, with the option to extend for one year. As of September 30,

2024, the remaining lease term was 2.2 years and the incremental borrowing rate used to determine the operating lease liability was 10%.

In September 2024, the Company entered into a lease agreement for office space. The lease term is five years with two one-year options to extend. The incremental borrowing rate used to determine the operating lease liability for this space was 6%.

As of September 30, 2024, the current and non-current operating lease liabilities were $2.9 million and $9.3 million, respectively. The Company incurred lease expense of $0.6 million and $1.3 million for the three and nine months ended September 30, 2024, respectively.

16.
Subsequent Events

The Company evaluated subsequent events through the date on which these financial statements were issued to ensure that these condensed consolidated financial statements include appropriate disclosure of events both recognized in the financial statements as of September 30, 2024 and events which occurred subsequently but not recognized in the financial statements. No subsequent events have occurred that require disclosure, except as disclosed below.

In October 2024, the Company finalized the nomination of a development candidate under the TSLP License Agreement and expects to pay a $3.0 million milestone payment to Paragon in the fourth quarter of 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, as well as our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The following discussion contains forward-looking statements that reflect our current plans, forecasts, estimates and beliefs and involve risks and uncertainties. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our actual results, outcomes and the timing of events could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in the section titled “Risk Factors.” We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. Forward-looking statements are not historical facts, reflect our current views with respect to future events, and apply only as of the date made. We do not intend, and undertake no obligation, to update these forward-looking statements, except as required by law. Unless the context requires otherwise, references to “we,” “us,” “our,” “Apogee” or “the Company” refer to Apogee Therapeutics, Inc. and its subsidiaries.

Overview

We are a clinical stage biotechnology company advancing novel biologics with potential for differentiated efficacy and dosing in the largest inflammatory and immunology (“I&I”) markets, including for the treatment of atopic dermatitis (“AD”), asthma, chronic obstructive pulmonary disease (“COPD”) and other I&I indications. Our antibody programs are designed to overcome limitations of existing therapies by targeting well-established mechanisms of action and incorporating advanced antibody engineering to optimize half-life and other properties. We commenced our operations in February 2022 as a Delaware limited liability company named Apogee Therapeutics, LLC. We were founded by leading healthcare investors, Fairmount Funds and Venrock Healthcare Capital Partners, and have since assembled a management team of drug developers and an executive team with significant experience in clinical development, manufacturing of biologics and leading public biopharmaceutical company operations, financing and transactions. Apogee Therapeutics, Inc., a successor to Apogee Therapeutics, LLC, was formed as a Delaware corporation in June 2023 in preparation for our initial public offering (“IPO”). We maintain a corporate headquarters in Waltham, Massachusetts, laboratory and office space in Boston, Massachusetts, office space in San Francisco, California and otherwise operate virtually in the United States. In addition, we engage significantly with third parties, including Paragon Therapeutics, Inc. (“Paragon”), who is also a related party, to perform ongoing research and development activities and other services on our behalf.

Our pipeline comprises four antibody programs being developed initially for the treatment of I&I indications as monotherapies and combinations. Our most advanced program is APG777, which we are initially developing for the treatment of AD, the largest and least penetrated I&I market. Our other programs include APG808, APG990 and APG333. With four validated targets in its portfolio, we are seeking to achieve best in class efficacy and dosing through monotherapies and combinations of our novel antibodies. Based on a broad pipeline and depth of expertise, we believe we can deliver value and meaningful benefit to patients underserved by today’s standard of care. Our programs incorporate advanced antibody engineering to optimize half-life and other properties designed to overcome limitations of existing therapies. We believe each of our programs has potential for broad application across multiple I&I indications, including in combination.

APG777 – anti-IL13 antibody, same mechanism of action as EBGLYSS

In August 2023, we announced the dosing of our first participant in our first clinical trial for APG777 in Australia. The APG777 Phase 1 trial is a double-blind, placebo-controlled study in healthy volunteers and consists of a single-ascending dose (“SAD”) component and a multiple-ascending dose (“MAD”) component. The trial enrolled 40 healthy adult subjects into three SAD and two MAD cohorts. The primary endpoint is safety and a key secondary endpoint is pharmacokinetics (“PK”). The Phase 1 trial is ongoing and in March 2024, we announced positive interim safety and PK data from this trial. PK data showed a half-life of approximately 75 days across doses tested and pharmacodynamic (“PD”) data showed deep and sustained inhibition of key AD biomarkers pSTAT6 and TARC for approximately three months (longest available follow-up, with inhibition still ongoing at time of the data cut for the March 2024 announcement). APG777, in single doses up to 1,200 mg and multiple doses of 300 mg, was well tolerated and showed a favorable safety profile, in line with the existing body of third-party evidence for the safety of the anti-IL-13 class. In October 2024 we announced positive updated data from the Phase 1 trial. PK data was consistent with what was previously reported and the PD profile showed near complete inhibition of pSTAT6 and sustained TARC inhibition up to 9 months. In the first quarter of 2024, we filed an investigational new drug application (“IND”) in support of a Phase 1 trial in healthy volunteers in the United States for subjects of Japanese descent and have completed dosing in that trial.

In May 2024, we commenced dosing in the Phase 2 clinical trial of APG777 in patients with moderate-to-severe AD with 16-week topline data from Part A expected in the second half of 2025. The trial is designed to combine the typical Phase 2a and 2b portions of a clinical trial into a single protocol. Part A is expected to enroll approximately 110 patients randomized 2:1 to APG777 and placebo with primary endpoint of mean percentage changes in EASI score from baseline to week 16. Part B of the Phase 2 trial is a randomized, placebo-controlled dose optimization with approximately 360 patients randomized 1:1:1:1 to high, medium, or low dose APG777 and placebo with primary endpoint of mean percentage changes in EASI score from baseline to week 16. All patients benefiting from treatment will continue to APG777 maintenance treatment, which will evaluate three- to six-month dosing intervals. Enrollment in the Phase 2 trial is progressing globally.

APG990 – anti-OX40L antibody, same mechanism of action as amlitelimab

In May 2024, we finalized the nomination of a development candidate for APG990 and in August 2024, we commenced dosing of the first participants in the Phase 1 clinical trial in Australia. APG990 utilizes advanced antibody engineering to target OX40L, which we are initially developing for the treatment of AD. OX40L is located further upstream in the inflammatory pathway than IL-13 or IL-4Rα and targeting it could potentially have broader impact on the inflammatory cascade by inhibiting Type 1, Type 2 and Type 3 pathways. AD is a heterogeneous patient population and varies by age, severity and ethnicity. With current approved biologics only targeting two mechanisms of action (IL-13 and IL-4Rα) in AD, OX40L could represent another therapeutic option for patients, especially the portion of patients who do not benefit from currently available treatments. In our head-to-head preclinical assays, APG990 has demonstrated similar or improved potency to amlitelimab, an OX40L antibody candidate in late stage clinical development. In our head-to-head studies of APG990 and amlitelimab in non-human primates (“NHPs”), APG990 demonstrated half-life of 26 days versus 21 days for amlitelimab. In addition, based on our preclinical studies, we believe APG990 can be dosed every three to six months in maintenance, which, if our clinical trials are successful, would represent a significant improvement compared to first generation OX40L antibodies that are expected to be dosed every four to twelve weeks. We plan to develop APG777 and APG990 together as a potential first-in-class coformulation for the treatment of AD combining deep and sustained inhibition of Type 2 inflammation via APG777’s inhibition of IL-13 with broader inhibition of Type 1-3 inflammation through APG990’s inhibition of OX40L. We believe these combined mechanisms offer the potential for improved clinical responses over monotherapy while our planned approach of coformulating two extended half-life monoclonal antibodies (“mAbs”) holds the potential for best-in-class dosing. We plan to initiate the first clinical trial of this combination in 2025.

APG808 – anti-IL4Rα antibody, same mechanism of action as DUPIXENT

In November 2023, we finalized the nomination of a development candidate for APG808 and in March 2024, we commenced dosing of the first healthy volunteer participants in the Phase 1 trial in Australia and in September 2024, we commenced dosing of the first asthma patients as a cohort in that Phase 1 trial. APG808 is an SQ extended half-life mAb targeting IL-4Rα, a target with clinical validation across eight different Type 2 allergic diseases. APG808 has similar binding as a first generation mAb, DUPIXENT, with femtomolar affinity for IL-4Rα and has demonstrated similar inhibition to DUPIXENT across three in vitro assays which measure downstream functional inhibition of the IL-13/IL-4 pathway (pSTAT6 induction, inhibition of TF-1 proliferation, and inhibition of TARC secretion). Additionally, in our head-to-head studies of APG808 and DUPIXENT in non-human primates, APG808 showed a significantly longer half-life than DUPIXENT. In these preclinical studies, APG808’s half-life was up to 27 days, as compared to 11 days for DUPIXENT. Based on these preclinical studies, we believe that the longer half-life could support dosing either every 6 weeks or every 2 months in the clinic, which, if future clinical trials are successful, would represent a significant improvement compared to DUPIXENT, which is approved for every 2-week dosing in COPD. We expect interim Phase 1 PK and safety data from our Phase 1 trial in healthy volunteers in the fourth quarter of 2024 and initial proof-of-concept data in asthma in the first half of 2025.

APG333 – anti-TSLP antibody, same mechanism of action as TEZPIRE

In October 2024, we finalized the nomination of a development candidate for APG333. APG333 is a fully-human mAb against TSLP. TSLP is an epithelial cell-derived cytokine that has emerged as an attractive validated target for the treatment of I&I indications, with the potential for extended half-life and to be used in combination with other mAbs for potentially greater efficacy in broader populations. TSLP plays important roles in Type 2 and Type 3 inflammation and TSLP inhibition has shown clinical benefit in both eosinophilic and non-eosinophilic asthma. TSLP inhibition has been clinically validated, with the only approved product on the market for the treatment of severe asthma without biomarker or phenotype restrictions. APG333 has similar binding as a first generation mAb, TEZSPIRE, for TSLP and has demonstrated similar potency to TEZSPIRE across our head-to-head preclinical assays. Additionally, in our head-to-head studies of APG333 and TEZSPIRE in non-human primates, APG333 showed a significantly longer half-life than TEZSPIRE. In these preclinical studies, APG333’s half-life was 24 days, as compared to 11 days for TEZSPIRE. Based on these preclinical studies, we believe that the longer half-life could support dosing every 3 months in the clinic. We expect to initiate a Phase 1 APG333 clinical trial in healthy volunteers in late 2024 or early 2025. Pending the Phase 1 data, we have the opportunity to study APG777 in combination with APG333 to drive potential best in class efficacy in respiratory conditions.

Funding and Capital Resources

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

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any programs we may develop. We generated a net loss of $114.9 million for the nine months ended September 30, 2024. As of September 30, 2024, we had an accumulated deficit of $238.7 million. We expect to continue to incur significantly increased expenses for the foreseeable future if and as we:

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

We expect that our existing cash and cash equivalents of $118.8 million, marketable securities of $407.3 million and long-term marketable securities of $227.7 million as of September 30, 2024, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. See “Liquidity and Capital Resources” for further information.

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

Pursuant to the terms of the 2022 Option Agreement, the parties initiated certain research programs that generally focused on a particular target (each, a “Research Program”). Each Research Program will be aimed at discovering, generating, identifying and/or characterizing antibodies directed to the respective target. For each Research Program, the parties established a research plan that sets forth the activities that will be conducted, and the associated research budget (each, a “Research Plan”). Upon execution of the 2022

Option Agreement, we agreed with Paragon on an initial Research Plan that outlined the services that will be performed commencing at inception of the arrangement related to IL-13 and IL-4Rα. The Research Plan for OX40L was agreed to prior to December 31, 2022. Our exclusive option with respect to each Research Program is exercisable at our sole discretion, at any time during the period beginning on the initiation of activities under the associated Research Program and ending a specified number of days following the delivery of the data package from Paragon related to the results of the Research Plan activities (the “Option Period”). There is no payment due upon exercise of an Option pursuant to the 2022 Option Agreement.

In consideration for the exclusive options granted under the 2022 Option Agreement, we paid an upfront cash amount of $1.3 million and issued 1,250,000 common units to Paragon. Paragon was also entitled to up to an additional 3,750,000 of common units in exchange for the rights granted under the 2022 Option Agreement, which were issued in connection with the closings of the additional tranches of the Series A Preferred Unit financing. Through September 30, 2024, we had issued a total of 5,000,000 common units to Paragon with an aggregate fair value of $2.2 million on the grant date, which subsequently were exchanged for common stock following the IPO. Under the 2022 Option Agreement, on a Research Program-by-Research Program basis following the finalization of the Research Plan for each respective Research Program, we are required to pay Paragon a nonrefundable fee in cash of $0.5 million. We are also obligated to compensate Paragon on a quarterly basis for its services performed under each Research Program based on the actual costs incurred. We expense the service fees as the associated costs are incurred when the underlying services are rendered. Such amounts are classified within research and development expenses in our consolidated statement of operations and comprehensive loss.

In November 2023, we entered into an additional antibody discovery and option agreement with Paragon (the "2023 Option Agreement" and together with the 2022 Option Agreement, collectively the “Option Agreements”). Under the terms of the 2023 Option Agreement, Paragon identifies, evaluates and develops antibodies directed against certain mutually agreed therapeutic targets of interest to us. The 2023 Option Agreement initially includes one target, TSLP. Under the 2023 Option Agreement, we have the exclusive option to, on a research program-by-research program basis, be granted an exclusive, worldwide license to all of Paragon’s right, title and interest in and to the intellectual property resulting from the applicable research program to develop, manufacture and commercialize the antibodies and products directed to the selected targets. From time to time, we can choose to add additional targets to the collaboration by mutual agreement with Paragon.

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

Paragon License Agreements

In November 2022, we exercised our option available under the 2022 Option Agreement with respect to the IL-13 Research Program. Upon such exercise, the parties entered into an associated license agreement (the “IL-13 License Agreement”). In April 2023, we exercised our option available under the 2022 Option Agreement with respect to the IL-4Rα Research Program and the OX40L Research Program. Upon such exercise, the parties entered into associated license agreements (the “IL-4Rα License Agreement” and the “OX40L License Agreement,” respectively. In August 2024, we exercised our option available under the 2023 Option Agreement with respect to the TSLP Research Program (the “TSLP License Agreement,” and collectively with the IL-13 License Agreement, the IL-4Rα License Agreement and the OX40L License Agreement, the “License Agreements”). Under the terms of the License Agreements, Paragon granted to us an exclusive, worldwide, royalty-bearing, sublicensable right and license with respect to certain information, patent rights and sequence information related to antibodies directed at the respective target to use, make, sell, import, export and otherwise exploit the antibodies directed at the respective target. Pursuant to the License Agreements, we granted to Paragon a similar license (except that such license we granted to Paragon is non-exclusive) to the respective licenses with respect to multispecific antibodies that are directed at the respective targets and one or more other antibodies. We were also granted a right of first negotiation with Paragon concerning the development, license and grant of rights to certain multispecific antibodies associated with each respective license. We are solely responsible for the continued development, manufacture and commercialization of products at our own cost and expense for each licensed target.

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

Upon execution of the IL-13 License Agreement, we paid Paragon a $1.0 million fee for the nomination of a development candidate. In August 2023, we announced the dosing of our first participant in the Phase 1 trial of APG777 and have accordingly recorded research and development expense for the milestone payment of $2.0 million to Paragon in the year ended December 31, 2023. In November 2023, we finalized the nomination of a development candidate under the IL-4Rα License Agreement and made a milestone payment of $1.0 million to Paragon in the fourth quarter of 2023. In March 2024, we announced the first dosing of a human patient in a Phase 1 trial of APG808, and accordingly have recorded research and development expense of $2.0 million for the milestone payment in the first quarter of 2024. In May 2024, we finalized the nomination of a development candidate under the OX40L License Agreement and made a milestone payment of $1.0 million to Paragon in the second quarter of 2024. In August 2024, we announced the dosing of our first participants in the Phase 1 trial of APG990 and made a milestone payment of $2.0 million in the third quarter of 2024. In October 2024, we finalized the nomination of a development candidate under the TSLP License Agreement and expect to make a milestone payment of $3.0 million to Paragon in the fourth quarter of 2024.

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

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, including salaries, bonuses, and equity-based compensation, for individuals in our executive, finance, operations, human resources, business development, commercial and other administrative functions. Other significant general and administrative expenses include legal fees relating to corporate matters, professional fees for accounting, auditing, tax and administrative consulting services, insurance costs and recruiting costs. These costs relate to the operation of the business, unrelated to the research and development function, or any individual program.

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

As of December 31, 2023, we had U.S. federal NOL carryforwards of approximately $23.6 million, which may be available to reduce future taxable income and have an indefinite carryforward period but are limited in their usage to an annual deduction equal to 80% of annual taxable income. We also had state net operating loss carryforwards of approximately $6.5 million, which will begin to expire in 2043 for state tax purposes. As of December 31, 2023, we also had U.S. federal and research and development tax credit carryforwards of approximately $2.7 million, which may be available to reduce future tax liabilities. We also had California research and development credit carryforwards of approximately $0.7 million. The U.S. federal research and development tax credit carryforwards expire at various dates beginning in 2042 and the state research and development tax credit carryforwards do not expire. We have recorded a full valuation allowance against our net deferred tax assets at the balance sheet date.

Comparison of the Three Months Ended September 30, 2024 and 2023

Results of Operations

The following table summarizes our consolidated statements of operations for the periods presented (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2024	2023	$ CHANGE
Operating expenses:
Research and development	$45,714	$17,069	$28,645
General and administrative	12,972	7,236	5,736
Total operating expenses	58,686	24,305	34,381
Loss from operations	(58,686)	(24,305)	(34,381)
Other income, net:
Interest income	9,668	3,465	6,203
Total other income, net	9,668	3,465	6,203
Net loss	$(49,018)	$(20,840)	$(28,178)

Research and Development Expense

The following table summarizes our research and development expenses incurred for the periods presented (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2024	2023
External research and development costs by program:
APG777	$14,928	$5,369
APG808 (1)	2,093	—
APG990 (2)	4,694	—
Unallocated research and development costs:
External-discovery related costs and other (3)	11,979	8,698
Personnel-related (including equity-based compensation)	12,020	3,002
Total research and development expenses	$45,714	$17,069

(1)
External research and development costs for APG808 for the three months ended September 30, 2023 were recorded as unallocated external discovery related costs as the development candidate for APG808 was nominated in November 2023.
(2)
External research and development costs for APG990 for the three months ended September 30, 2023 were recorded as unallocated external discovery related costs as the development candidate for APG990 was nominated in May 2024.
(3)
External research and development costs for APG333 for the three months ended September 30, 2024 and 2023 were recorded as unallocated external discovery related costs as the development candidate for APG333 was nominated in October 2024.

Research and development expenses for the three months ended September 30, 2024 and 2023 were $45.7 million and $17.1 million, respectively. The increase of $28.6 million was primarily driven by further development of our APG777, APG808, APG990 and APG333 programs and advancement of our pipeline into clinical trials, as well as increases in personnel costs, including equity-based compensation expense, associated with the growth in our research and development team.

Research and development expense related to the APG777 program increased by $9.6 million in the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily driven by an increase in clinical trial-related expenses and clinical manufacturing activities to support our Phase 1 and Phase 2 clinical trials. Research and development expense related to the APG808 and APG990 programs were $2.1 million and $4.7 million for the three months ended September 30, 2024, respectively. No such expenses were recorded in the three months ended September 30, 2023, as APG808 and APG990 expenses were recorded as unallocated external-discovery related costs until the program candidates were nominated in November 2023 and May 2024, respectively. Other external-discovery related costs increased by $3.3 million in the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily driven by the advancement of our APG333 program. Personnel-related expenses increased $9.0 million in the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to increased headcount and equity-based compensation.

General and Administrative Expense

The following table summarizes our general and administrative expenses for the periods presented (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2024	2023
Personnel-related (including equity-based compensation)	$7,195	$3,483
Legal and professional fees	2,031	2,022
Other	3,746	1,731
Total general and administrative expenses	$12,972	$7,236

General and administrative expenses for the three months ended September 30, 2024 were $13.0 million, compared to $7.2 million for the three months ended September 30, 2023. The increase of $5.7 million was primarily due to an increase in personnel costs of $3.7 million, driven by increased headcount and equity-based compensation. Additionally, other expenses increased $2.0 million, primarily due to increases in IT related costs, directors and officers insurance and other employee related expenses. The increase in total general and administrative expenses were the result of the expansion of our operations to support the growth in our business and the cost of operating as a public company.

Other Income, Net

Interest income increased $6.2 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, which was primarily related to interest on our cash, cash equivalents and marketable securities.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our consolidated statements of operations for the periods presented (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	$ CHANGE
Operating expenses:
Research and development	$107,636	$39,470	$68,166
General and administrative	33,353	16,378	16,975
Total operating expenses	140,989	55,848	85,141
Loss from operations	(140,989)	(55,848)	(85,141)
Other income, net:
Interest income	26,061	3,598	22,463
Total other income, net	26,061	3,598	22,463
Net loss	$(114,928)	$(52,250)	$(62,678)

Research and Development Expense

The following table summarizes our research and development expenses incurred for the periods presented (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023
External research and development costs by program:
APG777	$29,022	$17,663
APG808 (1)	8,265	—
APG990 (2)	15,577	—
Unallocated research and development costs:
External-discovery related costs and other (3)	24,983	16,961
Personnel-related (including equity-based compensation)	29,789	4,846
Total research and development expenses	$107,636	$39,470

(1)
External research and development costs for APG808 for the nine months ended September 30, 2023 were recorded as unallocated external discovery related costs as the development candidate for APG808 was nominated in November 2023.
(2)
External research and development costs for APG990 for the nine months ended September 30, 2023 were recorded as unallocated external discovery related costs as the development candidate for APG990 was nominated in May 2024.
(3)
External research and development costs for APG333 for the nine months ended September 30, 2024 and 2023 were recorded as unallocated external discovery related costs as the development candidate for APG333 was nominated in October 2024.

Research and development expenses for the nine months ended September 30, 2024 and 2023 were $107.6 million and $39.5 million, respectively. The increase of $68.2 million was primarily driven by further development of our APG777, APG808, APG990 and APG333 programs and advancement of our pipeline into clinical trials, as well as increases in personnel costs, including equity-based compensation expense, associated with the growth in our research and development team.

Research and development expense related to the APG777 program for the nine months ended September 30, 2024 and 2023 were $29.0 million and $17.7 million, respectively. The increase of $11.4 million was primarily driven by an increase in clinical trial-related expenses and clinical manufacturing activities to support our Phase 1 and Phase 2 clinical trials. For the nine months ended September 30, 2024, we recorded $8.3 million of research and development expense related to the APG808 program, which included a $2.0 million milestone payment related to the first dosing of a human patient in a Phase 1 clinical trial in March 2024. No such expense was recorded in the nine months ended September 30, 2023, as APG808 expenses were recorded as unallocated external-discovery related costs until the program candidate was nominated in November 2023. For the nine months ended September 30, 2024, we recorded $15.6 million of research and development expense related to the APG990 program, which included milestone payments of $1.0 million and $2.0 million to Paragon, related to the nomination of a development candidate in May 2024, and the first dosing of human participants in a Phase 1 clinical trial in August 2024, respectively. No such expense was recorded in the nine months ended September 30, 2023, as APG990 expenses were recorded as unallocated external-discovery related costs until the program candidate was nominated in 2024. Other external-discovery related costs increased by $8.0 million in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily driven by a one-time non-refundable payment of $2.0 million to Paragon in January 2024 for finalizing the Research Plan for TSLP, and advancement of our APG333 program. Personnel-related expenses increased $24.9 million in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to increased headcount and equity-based compensation.

General and Administrative Expense

The following table summarizes our general and administrative expenses for the periods presented (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023
Personnel-related (including equity-based compensation)	$19,627	$7,669
Legal and professional fees	5,208	5,446
Other	8,518	3,263
Total general and administrative expenses	$33,353	$16,378

General and administrative expenses for the nine months ended September 30, 2024 were $33.4 million, compared to $16.4 million for the nine months ended September 30, 2023. The increase of $17.0 million was primarily due to an increase in personnel costs of $12.0 million, driven by increased headcount and share-based compensation. Additionally, other general and administrative expenses increased $5.3 million, primarily due to increases in IT related costs, D&O insurance and other employee related expenses. The increase in total general and administrative expenses were the result of the expansion of our operations to support the growth in our business and the cost of operating as a public company.

Other Income, Net

Interest income increased $22.5 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, which was primarily related to interest on our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses. We have not yet commercialized any of our programs, which are in various phases of early-stage development, and we do not expect to generate revenue from sales of any of our programs for several years, if at all. To date, we have financed our operations from the proceeds from the issuance of preferred units and the sale of common stock in our IPO and our March 2024 Offering. As of September 30, 2024, we had cash and cash equivalents of $118.8 million, marketable securities of $407.3 million and long-term marketable securities of $227.7 million.

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

In August 2024, we entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (the "Sales Agent"), pursuant to which we may offer and sell shares of common stock up to a maximum aggregate offering price of $300.0 million, from time to time, through an at the market offering program (the “ATM Facility”). As of September 30, 2024, we have made no sales pursuant to the Sale Agreement.

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023
Net cash, cash equivalents, and restricted cash provided by (used in):
Operating activities	$(103,460)	$(45,007)
Investing activities	(346,829)	(234,218)
Financing activities	450,753	315,604
Net increase in cash equivalents, and restricted cash	$464	$36,379

Net Cash used in Operating Activities

Cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of operating assets and liabilities, which are generally attributable to timing of payments, and the related effect on certain account balances, operational and strategic decisions and contracts to which we may be a party.

For the nine months ended September 30, 2024, operating activities used $103.5 million of cash, primarily due to a net loss of $114.9 million and amortization of discounts on marketable securities of $9.3 million. This was partially offset by a non-cash charge of $15.7 million for equity-based compensation and net changes in our operating assets and liabilities of $4.0 million.

For the nine months ended September 30, 2023, operating activities used $45.0 million of cash, primarily due to a net loss of $52.3 million, partially offset by non-cash charges of $3.9 million for equity-based compensation and net changes in our operating assets and liabilities of $3.6 million.

Net Cash used in Investing Activities

For the nine months ended September 30, 2024, net cash used in investing activities of $346.8 million was primarily related to the $588.9 million purchase of marketable securities and $1.2 million purchase of property and equipment. This was partially offset by $243.2 million in maturities of marketable securities.

During the nine months ended September 30, 2023, net cash used in investing activities of $234.2 million was entirely related to purchases of marketable securities.

Net Cash provided by Financing Activities

For the nine months ended September 30, 2024, financing activities provided $450.8 million of cash, primarily related to the issuance and sale of 7,790,321 shares of common stock, net of paid issuance costs, in our March 2024 Offering.

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

As of September 30, 2024, we had $118.8 million of cash and cash equivalents, $407.3 million of marketable securities and $227.7 million of long-term marketable securities. Based on our current operating plan, as of the date of this Quarterly Report, we estimate that our existing cash, cash equivalents, marketable securities and long-term marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the issuance of our consolidated financial statements included elsewhere in this Quarterly Report. Moreover, based on our current operating plan, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Our agreements to license intellectual property include potential milestone payments that are dependent upon the development of products using the intellectual property licensed under the agreements and contingent upon the achievement of specific development and clinical milestones. As of September 30, 2024, we have incurred $9.0 million of the maximum aggregate potential milestone payments. We are also obligated to pay royalties to (i) Paragon at a royalty rate of a low single-digit percentage based on net sales of any products under the License Agreements, once commercialized and (ii) WuXi Biologics at a royalty rate of a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of September 30, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
We are a clinical stage biotechnology company with a limited operating history, we are currently conducting clinical trials, and we have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and viability.
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
•
We are substantially dependent on the success of our most advanced programs, APG777, APG808, APG990, and APG333, and our anticipated clinical trials of these programs may not be successful.
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

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We are a clinical stage biotechnology company with a limited operating history, we are currently conducting clinical trials, and we have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and viability.

We are a clinical stage biotechnology company with limited operating history. Since our inception in 2022, we have incurred significant operating losses and have utilized substantially all of our resources to date in-licensing and developing our programs, organizing and staffing our company and providing other general and administrative support for our operations. We have limited experience as a company in initiating, conducting or completing clinical trials. In part because of this limited experience, we cannot be certain that our planned clinical trials will begin or be completed on time, if at all, or that our ongoing clinical trials will be completed on time, if at all. In addition, we have not yet demonstrated an ability to obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Developing biotechnology products is a very long, time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for our most advanced programs, APG777, APG808, APG990, and APG333, and advance our other programs and any future programs and product candidates. Even if one or more of the programs that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities to launch any such product. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies to perform preclinical studies or clinical trials in addition to those that we are currently conducting or anticipate.

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

We have incurred significant net losses in each period since we commenced operations in February 2022. We generated a net loss of $114.9 million for the nine months ended September 30, 2024. As of September 30, 2024, we had an accumulated deficit of $238.7 million. We expect to continue to incur significant losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

We have no products on the market and we have not completed any pivotal clinical trials. As a result, we expect it will be many years before we commercialize any program, if ever. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing, our programs, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our programs. We have not yet demonstrated our ability to complete any pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Before obtaining regulatory approval for the commercial distribution of our programs, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our programs and future product candidates.

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

We are substantially dependent on the success of our most advanced programs, APG777, APG808, APG990, and APG333, and our ongoing and anticipated trials of APG777, APG808, APG990, and APG333, including in combination, may not be successful.

Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, our most advanced programs, APG777, APG808, APG990, and APG333, including potential combinations of certain of our programs. We are investing a majority of our efforts and financial resources into the research and development of these programs. We initiated our Phase 2 clinical trial for APG777 in patients with moderate-to-severe AD and commenced the dosing of patients in May 2024, initiated our Phase 1 clinical trial for APG808 in March 2024, and initiated our Phase 1 clinical trial for APG990 in August 2024. The success of our programs is dependent on observing a longer half-life of our programs in humans than other mAbs currently marketed and in development as we believe this longer half-life has the potential to result in a more favorable dosing schedule for our programs, assuming they successfully complete clinical development and obtain marketing approval. This is based in part on the assumption that the longer half-life we have observed in NHPs will translate into an extended half-life of our programs in humans. To the extent we do not observe this extended half-life when we dose humans with our programs or if there are unexpected tolerability issues, including when dosed in combination, it would significantly and adversely affect the clinical and commercial potential of our programs.

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

The success of our programs will depend on a variety of factors. We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. Accordingly, we cannot assure you that we will ever be able to generate revenue through the sale of these programs, even if approved. If we are not successful in commercializing APG777, APG808, APG990, or APG333, including potential combinations of certain of our programs, or are significantly delayed in doing so, our business will be materially harmed.

If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our programs may be delayed and our expenses may increase and, as a result, our stock price may decline.

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials, such as the expected timing for the topline data from our Phase 2 clinical trial in AD, PK, and safety data from our Phase 1 trial in healthy volunteers, and initial proof-of-concept data in asthma, as well as the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, or at all, the commercialization of our programs may be delayed or never achieved and, as a result, our stock price may decline. Additionally, delays relative to our projected timelines are likely to cause overall expenses to increase, which may require us to raise additional capital sooner than expected and prior to achieving targeted development milestones.

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

Before obtaining marketing approval from regulatory authorities for the sale of any program, we must complete preclinical studies and conduct extensive clinical trials to demonstrate the safety and efficacy of our program in humans. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process. For example, we depend on the availability of NHPs to conduct certain preclinical studies that we are required to complete prior to submitting an IND or foreign equivalent, prior to initiating clinical development, and prior to submitting a marketing application. During the past several years, there was a global shortage of NHPs available for drug development. If the shortages occur in the future, this could cause significantly increased cost of obtaining or decreased availability of NHPs for our future preclinical studies. This could also result in delays in our development and approval timelines.

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

We cannot be sure that the FDA will agree with our clinical development plan. We used the data from our ongoing Phase 1 trial of APG777 in healthy volunteers to support our Phase 2 trial in AD and plan to use such data to support Phase 2 trials in other I&I indications. If the FDA requires us to conduct additional trials, enroll additional patients, or imposes trial enrollment restrictions for APG777 or any of our other programs, our development timelines may be delayed. We cannot be sure that submission of an IND, BLA or similar application will result in the FDA or comparable foreign regulatory authorities, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Events that may prevent successful or timely initiation or completion of clinical trials include: inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials; delays in reaching a consensus with regulatory authorities on study design or implementation of the clinical trials; delays or failure in obtaining regulatory authorization to commence a trial; delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites; delays in identifying, recruiting and training suitable clinical investigators; delays in obtaining required IRB approval at each clinical trial site; delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our programs for use in clinical trials or the inability to do any of the foregoing; failure by our CROs, other third parties or us to adhere to clinical trial protocols; failure to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practice requirements (“GCPs”) or applicable regulatory guidelines in other countries; changes to the clinical trial protocols; clinical sites deviating from trial protocol or dropping out of a trial; changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data; transfer of manufacturing processes to larger-scale facilities operated by a CMO and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and third parties being unwilling or unable to satisfy their contractual obligations to us.

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

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects, adverse events or unexpected characteristics. While our preclinical studies in NHPs and those of our clinical trials for which we have disclosed data have not shown any such characteristics to date, we cannot assure you that the results of our clinical trials will not reveal such characteristics. If significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to such trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more programs altogether. For example, certain drugs targeting IL‑13 have previously demonstrated increased conjunctivitis in patients with AD. We, the FDA or other applicable regulatory authorities, or an IRB, may suspend any clinical trials of any program at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential products developed in the biotechnology industry that initially showed therapeutic promise in early-stage studies and trials have later been found to cause side effects that prevented their further development. Other potential products have shown side effects in preclinical studies, which side effects do not present themselves in clinical trials in humans. Even if the side effects do not preclude the program from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. In addition, an extended half-life could prolong the duration of undesirable side effects, which could also inhibit market acceptance. Treatment-emergent adverse events could also affect patient recruitment or the ability of enrolled subjects to complete our clinical trials or could result in potential product liability claims. Potential side effects associated with our programs may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from our programs may not be normally encountered in the general patient population and by medical personnel. Any of these occurrences could harm our business, financial condition, results of operations and prospects significantly.

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

Because we have limited financial and managerial resources, we focus our research and development efforts on certain selected programs. For example, we are initially focused on our most advanced programs, APG777, APG808, APG990, and APG333, alone or in combination. As a result, we may forgo or delay pursuit of opportunities with other programs that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for specific indications may not yield any commercially viable programs. If we do not accurately evaluate the commercial potential or target market for a particular program, we may relinquish valuable rights to that program through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such program.

Any approved products resulting from our current programs or any future program may not achieve adequate market acceptance among clinicians, patients, healthcare third-party payors and others in the medical community necessary for commercial success and we may not generate any future revenue from the sale or licensing of such products.

Even if regulatory approval is obtained for a product candidate resulting from one of our current or future programs, they may not gain market acceptance among physicians, patients, healthcare payors or the medical community. We may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and whether it will otherwise be accepted in the market. For example, there are several approved products and product candidates in later stages of development for the treatment of AD, including DUPIXENT and EBGLYSS, both approved treatments for moderate-to-severe AD. However, our programs in development for AD incorporate advanced antibody engineering to optimize half-life of antibodies targeting IL‑13 and OX40L; to date, no such antibody has been approved by the FDA for the treatment of AD. Market participants with significant influence over acceptance of new treatments, such as clinicians and third-party payors, may not adopt a biologic that incorporates half-life extension for our targeted indications, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any programs developed by us or our existing or future collaborators. An extended half-life may make it more difficult for patients to change treatments and there is a perception that half-life extension could exacerbate side effects, each of which may adversely affect our ability to gain market acceptance. Market acceptance of our programs will depend on many factors, including factors that are not within our control.

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

We are conducting our Phase 1 clinical trials for APG777, APG808, and APG990 in Australia, and our Phase 2 clinical trial for APG777 includes sites outside the United States, and we may choose to conduct one or more of our future clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates. Even if the FDA accepted such data, it could require us to modify our planned clinical trials to receive clearance to initiate such trials in the United States or to continue such trials once initiated.

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

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must currently rely on CMOs for developing and manufacturing our programs and product candidates. We have not yet caused our programs or product candidates to be manufactured on a commercial scale and may not be able to do so for any of our programs or product candidates, if approved. We currently have a sole source relationship for our preclinical and clinical supply of APG777, APG808, APG990, and APG333, and are working to establish a relationship for clinical and commercial scale supply of APG777. If there should be any disruption in such supply arrangement, including any adverse events affecting our suppliers, it could have a negative effect on the clinical development of our programs and other operations while we work to identify and qualify alternate supply sources. We may not control the manufacturing process of, and may be completely dependent on, our contract manufacturing partners for compliance with cGMP requirements and any other regulatory requirements of the FDA or comparable foreign regulatory authorities for the manufacture of our programs. Beyond periodic audits, we have no control over the ability of our CMOs to maintain adequate quality control, quality assurance and other qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our programs or if it withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would require the incurrence of significant additional costs and materially adversely affect our ability to develop, obtain regulatory approval for or market our programs, if approved. Similarly, our failure, or the failure of our CMOs, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of programs or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our programs or drugs and harm our business and results of operations.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A.

Item 5. Other Information

Trading Plans

During the fiscal quarter ended September 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K), except as described below.

On August 21, 2024, Dr. Michael Henderson, the Company's Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 210,000 shares of our common stock over a period ending August 14, 2025, subject to certain conditions.

On August 21, 2024, Dr. Carl Dambkowski, the Company's Chief Medical Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 109,035 shares of our common stock over a period ending December 31, 2025, comprising exercises of vested stock options and sales of shares of our common stock, subject to certain conditions.

On September 27, 2024, Jane Pritchett Henderson, the Company's Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 10,500 shares of our common stock over a period ending December 31, 2025, subject to certain conditions.

Item 6. Exhibits

The exhibits filed or furnished as part of this Quarterly Report are set forth below.

Exhibit Number	Description of Exhibit

2.1

Contribution and Exchange Agreement, effective July 13, 2023, by and among the Company and the Unit Holders named therein (filed with the SEC as Exhibit 2.1 to the Company’s Form 10-Q filed on August 28, 2023).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed with the SEC as Exhibit 3.1 to the Company’s Form 10-Q filed on August 28, 2023).

3.2	Amended and Restated Bylaws of the Registrant (filed with the SEC as Exhibit 3.2 to the Company’s Form 10-Q filed on August 28, 2023).

4.1	Form of Common Stock Certificate of the Registrant (filed with the SEC as Exhibit 4.1 to the Company’s Form S-1/A filed on July 3, 2023).

4.2	Registration Rights Agreement, dated July 13, 2023, by and among the Company and the Investors named therein (filed with the SEC as Exhibit 4.2 to the Company’s Form 10-Q filed on August 28, 2023).

10.1	Open Market Sale Agreement SM dated August 12, 2024 between Apogee Therapeutics, Inc. and Jefferies LLC (filed with the SEC as Exhibit 1.2 to the Company's Form S-3 filed on August 12 2024).

31.1*	Certification of the principal executive officer pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the principal financial officer pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934

32.1*(1)	Certification of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a‑14(b) under the Securities Exchange Act of 1934

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Apogee Therapeutics, Inc.

Date: November 12, 2024	By:	/s/ Michael Henderson, M.D.
Michael Henderson, M.D. Chief Executive Officer (principal executive officer)

Date: November 12, 2024	By:	/s/ Jane Pritchett Henderson
Jane Pritchett Henderson Chief Financial Officer (principal financial and accounting officer)