Form 10-K
period 2024-12-31
Apogee Therapeutics, Inc.
filed 2025-03-03
CIK 1974640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Securities registered pursuant to Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D‑1(b). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024 was approximately $1,433.6 million based on the closing price on The Nasdaq Global Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

As of February 24, 2025, the registrant had 59,503,184 shares of common stock, $0.00001 par value per share, outstanding, comprised of 46,016,542 shares of voting common stock, $0.00001 par value per share, and 13,486,642 shares of non-voting common stock, $0.00001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Shareholders, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this report.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties and are based on current expectations, estimates, forecasts and assumptions. All statements other than statements of historical fact included in this Annual Report, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital requirements or financing needs, capital expenditures, commitments, preclinical studies, clinical trials, plans or intentions relating to product candidates, expected markets and business trends and other statements, including without limitation, those discussed under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “would,” “shall,” “objective,” “intend,” “target,” “should,” “could,” “can,” “expect,” “anticipate,” “believe,” “design,” “estimate,” “forecast,” “predict,” “potential,” “plan,” “seek,” or “continue” or the negative of these terms and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events. Given the significant risks and uncertainties, you should not place undue reliance on these forward-looking statements.

There are a number of risks, uncertainties and other factors that could cause our actual results to differ materially from the forward-looking statements expressed or implied in this Annual Report. Such risks, uncertainties and other factors include, among others, the following:

•
our plans to develop and commercialize our programs for the treatment of atopic dermatitis, asthma, eosinophilic esophagitis, chronic obstructive pulmonary disease, and related inflammatory and immunology indications with high unmet need;
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

The Apogee name and logo are our registered trademarks. This Annual Report contains references to our trademarks and to trademarks and service marks belonging to other entities. Solely for convenience, trademarks, service marks and trade names referred to in this Annual Report, including logos, artwork and other visual displays, may appear without the ®, SM, or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

Part I

Item 1. Business

Overview

We are a clinical stage biotechnology company advancing novel biologics with the potential for differentiated efficacy and dosing in the largest inflammatory and immunology (“I&I”) markets, including for the treatment of atopic dermatitis (“AD”), asthma, eosinophilic esophagitis (“EoE”), chronic obstructive pulmonary disease (“COPD”), and other I&I indications. Our antibody programs are designed to overcome limitations of existing therapies by targeting well-established mechanisms of action and incorporating advanced antibody engineering to optimize half-life and other properties.

Our pipeline comprises four antibody programs being developed initially for the treatment of I&I indications as monotherapies and combinations. Our most advanced programs are APG777, APG990, APG333, and APG808. With four validated targets in our portfolio, we are seeking to achieve best-in-class efficacy and dosing through monotherapies and combinations of our novel antibodies. Based on a broad pipeline and depth of expertise, we believe we can deliver value and meaningful benefit to patients underserved by today’s standard of care. Our programs incorporate advanced antibody engineering to optimize half-life and other properties designed to overcome limitations of existing therapies. We believe each of our programs has potential for broad application across multiple I&I indications, including in combination.

In March 2024, we announced positive interim safety, pharmacokinetic (“PK”) and pharmacodynamic (“PD”) data from our Phase 1 trial of APG777 in healthy volunteers and in May 2024, we initiated a Phase 2 trial of APG777 in patients with moderate-to-severe AD. In February 2025, we announced that the last patient in Part A of the Phase 2 trial had been dosed and that we had commenced dosing of Part B.

In August 2024, we initiated a Phase 1 trial of APG990 in healthy volunteers and in March 2025, we announced positive interim safety and PK data from that trial.

In December 2024, we initiated a Phase 1 trial of APG333 in healthy volunteers.

In March 2024, we initiated a Phase 1 trial of APG808 in healthy volunteers and in December 2024, we announced positive interim safety, PK and PD data from that trial.

Our Pipeline

Our pipeline comprises four programs being developed initially for the treatment of I&I indications, as shown below. Our programs incorporate advanced antibody engineering to optimize half-life and other properties designed to overcome limitations of existing therapies. We believe each of our programs has potential for broad application across multiple I&I indications.

APG777 – anti-IL13 antibody, same mechanism of action as EBGLYSS (lebrikizumab)

APG777 is a subcutaneous (“SQ”) extended half-life monoclonal antibody (“mAb”) targeting IL-13. In August 2023, we announced the dosing of our first participant in our first clinical trial for APG777. In 2024, we announced positive interim safety and PK data from this trial with APG777 demonstrating a potential best-in-class PK profile, including a half-life of 77 days, supporting the potential for every three- to six- month maintenance dosing in AD. Single doses of APG777 demonstrated a deep and sustained effect on PD markers out to approximately 12 months. APG777 was well-tolerated across all dose groups. In May 2024, we commenced dosing in the Phase 2 clinical trial of APG777 in patients with moderate-to-severe AD. In February 2025, we announced that the last patient in the Part A portion of the trial had been dosed with 16-week topline data from Part A expected in mid-2025. In February 2025, we also announced that we had commenced dosing of Part B of the Phase 2 trial. All patients benefiting from treatment will have the opportunity to continue to APG777 maintenance treatment, which will evaluate three- to six-month dosing intervals. We anticipate maintenance data from Part A in the first half of 2026 and 16-week topline data from Part B in the second half of 2026.

Based on our initial clinical data, we plan to advance the development of APG777 in asthma and EoE by initiating a Phase 1b trial in asthma in the first half of 2025, followed by a Phase 2b trial in asthma in the second half of 2025, and a Phase 2 trial in EoE in 2026. Based on our clinical data, we expect to further evaluate additional opportunities to develop APG777 for other I&I indications, including alopecia areata (“AA”), chronic rhinosinusitis with nasal polyps (“CRSwNP”), chronic spontaneous urticaria (“CSU”), and prurigo nodularis (“PN”).

In addition, we plan to evaluate APG777 in combination with other investigational therapies within our pipeline to potentially enable greater efficacy for I&I conditions. We plan to initiate our first combination study, a Phase 1b trial of APG777 and APG990, a novel, SQ, half-life extended mAb targeting OX40L, in 2025. This combination study is designed to evaluate the coformulation of APG777 and APG990 (“APG279”) against DUPIXENT in patients with moderate-to-severe AD, with readout expected in the second half of 2026.

APG990 – anti-OX40L antibody, same mechanism of action as amlitelimab; potential combination therapy with APG777

APG990 is an SQ extended half-life mAb that utilizes advanced antibody engineering to target OX40L.

We plan to develop APG777 and APG990 together as a potential first-in-class coformulation for the treatment of AD by combining deep and sustained inhibition of Type 2 inflammation via APG777’s inhibition of IL-13 with broader inhibition of Type 1-3 inflammation through APG990’s inhibition of OX40L. APG279 has been shown to retain stability, injectability, and convenience of individual components in preclinical studies. In preclinical studies, APG279 has also demonstrated broad inhibition of Type 1, Type 2 and Type 3 inflammation, similar to what was seen with Janus kinase (“JAK”) inhibition, but with potential for better tolerability than JAK inhibitors. We believe these combined mechanisms offer the potential for improved clinical responses over monotherapy while our planned approach of coformulating two extended half-life mAbs holds the potential for best-in-class dosing.

In August 2024, we initiated a Phase 1 clinical trial of APG990 in healthy volunteers to establish safety, tolerability and PK profile, which could enable the combination with APG777.

In March 2025, we announced positive interim safety and PK data from the APG990 Phase 1 clinical trial. PK data showed a half-life of approximately 60 days across doses tested. APG990, in single doses up to 1,200mg, was well tolerated and showed a favorable safety profile, consistent with other assets targeting OX40L. In addition, preclinical toxicology studies of the combination of APG777 and APG990 showed no findings at any dose level, including the highest dose tested of 150 mg/kg per agent. Based on these results, we plan to submit an Investigational New Drug application or foreign equivalent for APG279. Following clearance, we plan to initiate in 2025 a Phase 1b trial of APG279 against DUPIXENT in approximately 50 to 75 patients with moderate-to-severe AD with a data readout expected in the second half of 2026.

APG333 – anti-TSLP antibody, same mechanism of action as TEZPIRE (tezepelumab); potential combination therapy with APG777

APG333 is a fully-human mAb against thymic stromal lymphopoietin (“TSLP”), an epithelial cell-derived cytokine that has emerged as an attractive validated target for the treatment of people living with asthma and COPD. In preclinical studies, the combination of APG777 and APG333 has been shown to impact both central inflammation and local airway responses. This has the potential to improve clinical outcomes compared to approved or in-development biologics which only target peripheral or central inflammation, not both, and retains the potential for a significantly less frequent dosing schedule. In December 2024, we initiated a Phase 1 trial of APG333 in healthy volunteers and we expect interim data from the trial in the second half of 2025.

We plan to evaluate APG777 and APG333 monotherapies in respective Phase 1b trials in patients with asthma in 2025 to support advancement into future combination trials in asthma and COPD. Subject to positive data, we plan to study APG777 in combination with APG333 to drive potential best-in-class efficacy in respiratory conditions.

APG808 – anti-IL4Rα antibody, same mechanism of action as DUPIXENT

APG808 is an SQ extended half-life mAb targeting IL-4Rα, a target with clinical validation across eight different Type 2 allergic diseases. In March 2024, we commenced dosing of the first healthy volunteers in the APG808 Phase 1 trial and in September 2024, we commenced dosing of the first asthma patients as a cohort in that Phase 1 trial. In December 2024, we announced positive interim safety, PK and PD data from the Phase 1 trial. APG808 demonstrated a potential best-in-class PK profile, including a half-life of approximately 55 days at projected, clinically relevant steady state exposures, supporting the potential for every two- to three-month maintenance dosing. Single doses of APG808 demonstrated a deep and sustained effect on PD markers out to approximately three months (longest follow-up available at time of data cut). APG808 was well-tolerated across all dose groups. We are also now evaluating APG808 in a Phase 1b trial in patients with asthma, with data expected in the first half of 2025.

Our Approach

Our goal is to discover and develop new therapies for a range of I&I indications. We aim to accomplish this goal by focusing on known biologic drivers of disease and utilizing advanced antibody engineering to develop product candidates with optimized properties that have the potential to overcome limitations of existing therapies. For instance, each of our programs, APG777, APG990, APG333 and APG808, bind to the same epitopes, or binding sites, on IL-13, OX40L, TSLP and IL-4Rα as EBGLYSS (lebrikizumab), amlitelimab, TEZPIRE (tezepelumab), and DUPIXENT (dupilumab), respectively, based on our head-to-head preclinical studies, but are designed to include extended half-life technologies and other optimized properties. When designing our programs, we test multiple half-life extension technologies, including YTE and LS amino acid modifications, to identify the optimal candidate to advance against each target. YTE amino acid modifications are a triple modification (M252Y/S254T/T256E) introduced into the antibody, while LS amino acid modifications are a double modification (M428L/N434S). YTE and LS amino acid modifications are proven half-life extension technologies that have the potential to significantly improve the PK profile and reduce injection burden compared to existing agents. In addition to extended half-life, our antibody engineering programs are designed to improve antibody candidate attributes, including in vitro potency, bioavailability and decreased PK variability, as well as those attributes essential for manufacturability and high concentration formulation (i.e. viscosity, solubility and stability) to generate optimized antibodies. We believe our approach will enable us to develop a portfolio of therapies that are differentiated compared to the currently available standards of care and address unmet medical needs for I&I indications, including the potential for improved dosing and/or efficacy.

Our Strategy

Our goal is to become a leader in developing novel therapies for I&I indications. Our antibody programs are designed to overcome limitations of existing therapies by targeting well-established mechanisms of action and incorporating advanced antibody engineering to optimize half-life and other properties. The key elements of our strategy include:

•
Advancing APG777 targeting IL-13 through clinical development and regulatory filings for AD;
•
Advancing APG990 targeting OX40L and APG279 for the dual inhibition of OX40L and IL-13;
•
Advancing APG333 targeting TSLP and the combination of APG777 and APG333 for the dual inhibition of TSLP and IL-13;
•
Maximizing the potential of our programs through indication expansion beyond AD, including asthma, EoE and COPD; and
•
Expanding existing and evaluating new collaborations to broaden the impact we can have for patients living with I&I indications.

Overview of AD

Disease Overview

AD, the most common subtype of eczema, is a chronic inflammatory skin disorder that affects individuals of all ages and races. AD affects individuals living in geographic regions worldwide. AD is characterized by pruritic (itchy), erythematous (red) and often excoriated (damaged) skin lesions, which are most often located on the neck, inner elbows and behind the knees. The specific cause of AD is unknown; however, research has shown that genetics, the immune system and the environment all play a role in the disease. AD can significantly impact quality of life, leading to sleep disturbance, psychological distress, elevated infection risk and chronic pain. AD is frequently associated with other atopic manifestations such as food allergy, allergic rhinitis (also known as hay fever) and asthma. AD is characterized by a Th2 response, which describes Th2 cells that produce small proteins called cytokines, like IL‑13, which regulate inflammation, immune response and tissue repair.

AD usually begins in childhood; however, patients can become affected with this inflammatory disease at any age. For some people, AD improves by adulthood, but for many, it can be a lifelong illness. It is estimated that 81.6 million people suffer from moderate to severe AD worldwide. Approximately 40% of all patients have moderate-to-severe disease. The incidence of AD has increased two- to three-fold in industrialized nations since the 1970s, with approximately 15% to 20% of children and 1% to 3% of adults affected worldwide.

Overview of Current Treatment Options

There is no cure for AD and many people have difficulty controlling the disease. AD patients work with a dermatologist to determine treatment options that can bring their symptoms under control. For less extensive disease (i.e., mild-to-moderate AD), treatment is primarily topical corticosteroids and targeted topical treatments (e.g., a topical JAK inhibitor). For more extensive disease (i.e., moderate-to-severe AD), mAbs have emerged as the preferred frontline therapy in most adult and pediatric patients that is not controlled by topical therapies. Avoiding environmental and stress triggers, increased skin care regimen and dietary and lifestyle changes may also be part of the treatment recommendations.

Treatment of AD is specific to severity of disease. The primary goal of AD management is to control symptoms and prevent flares. Outcomes in AD are primarily reported using two measures: Eczema Area and Severity Index (“EASI”) and Investigator’s Global Assessment (“IGA”). Other measures are used as well to gain a comprehensive understanding of a treatment’s impact on AD patients.

EASI assesses key signs of eczema over four natural anatomic divisions of the body (the head and neck, the trunk, the upper extremities and the lower extremities) across the parameters of erythema (redness), induration (thickness), excoriation (scratching), lichenification (lined skin) and percentage of the region affected. The EASI score range is from 0 to 72 with 72 being the most severe. Zero is considered clear, 0.1 to 1.0 is considered almost clear, 1.1 to 7.0 is considered mild, 7.1 to 21.0 is considered moderate, 21.1 to 50.0 is considered severe and above 50.1 is considered very severe. Proportion of patients achieving EASI-75, an improvement of at least 75% from baseline on the EASI, or EASI‑90, an improvement of at least 90% from baseline on the EASI, are key outcome measures in clinical trials of patients with moderate-to-severe AD. The extent and severity of AD as measured by the EASI is shown in Figure 1 below.

Figure 1 — Eczema Area and Severity Index

Source: Harmonising Outcome Measures for Eczema (HOME). EASI Guidance (presentation). Accessed April 28, 2023.

As shown in Figure 2 below, IGA is a five-point scale (scale 0 to 4) that uses clinical characteristics to assess overall disease severity at any given timepoint. Typical enrollment for clinical trials for moderate-to-severe AD patients requires an IGA score of three or four. As an outcome measure, IGA is looked at as the number of patients achieving an IGA score of 0 or 1 with at least a two-point decrease in IGA from baseline, referred to as proportion of patients with IGA 0/1.

Figure 2 — Investigator’s Global Assessment

For patients with mild-to-moderate AD, topically applied corticosteroids and emollients are the mainstay of therapy with the exact regimen based on severity, body area involved and degree of skin inflammation. Options include topical corticosteroids, topical calcineurin inhibitors (tacrolimus or pimecrolimus), crisaborole or topical ruxolitinub.

AD patients with persistent moderate-to-severe disease may require systemic treatment. mAbs have emerged as the preferred frontline therapy in most adult and pediatric patients with moderate-to-severe AD that is not controlled by topical therapies. There are four U.S. Food and Drug Administration (“FDA”)-approved mAbs, DUPIXENT, ADBRY, EBGLYSS, and NEMLUVIO, labeled to treat moderate-to-severe AD that is inadequately controlled by topical corticosteroids.

DUPIXENT is indicated for the treatment of adult and pediatric patients aged six months and older with moderate-to-severe AD whose disease is not adequately controlled with topical prescription therapies or when those therapies are not advisable. It can be used with or without topical corticosteroids. DUPIXENT is a fully human mAb that inhibits the signaling of the IL‑4 and IL‑13 pathways. For adults with AD, DUPIXENT is dosed via SQ injection with an initial loading dose requiring two injections, followed by one injection every two weeks for adults with AD. For pediatric patients, it is dosed as one or two injections every two to four weeks depending on age and weight. DUPIXENT was studied in over 2,800 patients across multiple pivotal trials and demonstrated clinically meaningful improvements at Week 16 in adult, adolescent and pediatric patients.

ADBRY is indicated for the treatment of moderate-to-severe AD in adult patients whose disease is not adequately controlled with topical prescription therapies or when those therapies are not advisable. It can be used with or without topical corticosteroids. ADBRY is a fully human, high-affinity mAb that targets IL13. It selectively inhibits IL13, preventing IL13 induced immune responses in the skin. It is dosed via SQ injection with an initial loading dose requiring either (i) in the case of prefilled syringes, four injections, followed by two injections every two weeks for 16 weeks then, for select patients, maintenance injections every month may be considered; or (ii) in the case of autoinjectors, two injections, followed by one injection every two weeks for 16 weeks then, for select patients, maintenance injections every month may be considered. ADBRY was evaluated in nearly 2,000 patients with AD in three pivotal trials. Across the three trials, ADBRY demonstrated improvements in both skin clearance and lesion extent and severity at Week 16.

EBGLYSS is indicated for the treatment of moderate-to-severe AD in adult patients whose disease is not adequately controlled with topical prescription therapies or when those therapies are not advisable. It can also be used with or without topical corticosteroids. EBGLYSS is designed to inhibit the IL-13 pathway. In three Phase 3 clinical trials, SQ administration of EBGLYSS was dosed every two weeks in the induction phase (first 16 weeks of treatment) and every two or four weeks in the maintenance phase (from 16 weeks to 52 weeks). EBGLYSS met all primary and key secondary endpoints at Week 16 in Phase 3 trials. The most commonly reported adverse events (“AEs”) were conjunctivitis, common cold and headache. In Phase 3 studies, ~30% higher exposure was seen in the low body weight group (less than 60kg), which also had numerically higher efficacy than the overall study population across all key endpoints, including EASI-75 and more stringent endpoints such as EASI-90 and IGA 0/1.

NEMLUVIO is indicated for the treatment of moderate-to-severe AD patients aged 12 and over in combination with topical corticosteroids and/or calcineurin inhibitors when the disease is not adequately controlled with topical prescription therapies. NEMLUVIO is a humanized IgG2 mAb that inhibits IL-31 signaling by binding selectively to IL-31Rα. It is dosed via SQ injection with an initial loading dose requiring two injections, followed by one injection every four or eight weeks in maintenance. NEMLUVIO was evaluated in combination with topical corticosteroids and/or calcineurin inhibitors in over 1,700 patients with AD in two pivotal trials. Across the two trials, NEMLUVIO in combination with topical corticosteroids and/or calcineurin inhibitors demonstrated improvements in both skin clearance and lesion extent and severity at Week 16.

For patients for which biologics such as DUPIXENT, ADBRY, EBGLYSS, or NEMLUVIO do not provide adequate control of moderate-to-severe AD, systemic JAK inhibitors may be recommended. RINVOQ (upadacitinib) or CIBINQO (abrocitinib) are both FDA-approved treatments for AD that may be prescribed to patients who do not respond to topical prescription treatments or systemic drugs, including biologics. Despite their effectiveness and convenient oral administration, these therapies are associated with serious risk of life-threatening side effects and carry boxed warnings. FDA labels for these therapies require patients to step-through (prove non-responsive or inability to tolerate) a biologic before systemic JAK inhibitors are indicated. Serious side effects can include infections, mortality, malignancies, cardiovascular events, thrombosis, hypersensitivity, gastrointestinal perforation, various lab abnormalities and embryo-fetal toxicity. These toxicity challenges have limited clinical use of systemic JAK inhibitors for AD where patients are generally healthy and young. Systemic JAK inhibitors represented just 7% of the AD market in 2022.

An emerging mechanism in treatments for AD is targeting OX40L, which occurs higher up in the inflammatory pathway than IL‑13 or IL‑4Rα and potentially broadens the impact on the inflammatory cascade. OX40L is the ligand for OX40. Amlitelimab, which targets OX40L, has demonstrated activity in Phase 2 trials in AD.

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

High injection burden coupled with needle fatigue reported in adult patients has impacted the use of currently approved AD biologics. Based on a peer-reviewed third-party study of real-world use published in the Journal of the American Academy of Dermatology, more than 20% of patients discontinue treatment with DUPIXENT within six months of starting therapy. Pediatric patients in particular often suffer from fear of needles, which limits the use of current biologics in a large and growing patient population.

In 2023, we conducted a single-blinded market research survey of 25 practicing dermatologists in 14 states in the United States, with the assistance of an expert search network.

Dermatologists were selected based on years of experience in the field (four or more years of practice post residency or fellowship training), number of AD patients treated (30 or more AD patients seen per month), experience prescribing biologic therapies in AD (10% or more of AD patients on biologics) and no previous contact with us. We conducted approximately 30‑minute interviews using standardized questions to solicit sentiments towards a potential new product offering with every three-month dosing in maintenance and the same efficacy and safety as DUPIXENT, which was presented as a blinded Target Product Profile (“TPP”). The dermatologists selected for the survey have an average of 20 years in practice, treat an average of 88 AD patients per month and see a mix of both adult and pediatric patients.

In the interviews, dermatologists described how they would incorporate the TPP in treatment algorithms for biologic naïve patients (i.e., patients who have never taken a biologic treatment, but qualify based on failure to topical therapies) and biologic-experienced patients (i.e., patients who are either currently or have previously used a biologic therapy for AD). On average, dermatologists indicated they expect that approximately 92% of their biologic patients would start a product with the TPP as frontline treatment. For patients currently or previously on biologic therapy, dermatologists estimated approximately 57% would switch to a product with the TPP. Likewise, patients were given APG777 TPP and two other available treatments. When asked their preference, 94% of patients preferred a Q3M dosing regimen. Finally, payers were asked how they might cover a product with the TPP, at a similar net price, and most see this product as a first line biologic product.

Dermatologists were then asked how their intent to use a product with the TPP would change if (i) it was dosed every two months in the maintenance setting, or (ii) it was dosed every six months in the maintenance setting. As shown in Figure 3 below, results for the every two-month dosing were consistent with the every three month dosing. With every two-month dosing, dermatologists on average indicated they would prescribe a product with the TPP to 91% of their biologic naïve patients and they estimated 56% of their patients currently or previously on biologic therapy would switch to a product with the TPP. As shown in Figure 3 below, results for the every six-month dosing showed a greater proportion of patients would switch from a current biologic than for the every three-month dosing. With every six-month dosing, dermatologists on average indicated they would prescribe a product with the TPP to 91% of their biologic naïve patients and they estimated 68% of patients currently or previously on biologic therapy would switch to a product with the TPP.

Figure 3 — Intent to use a product with the APG777 Target Product Profile with every three- or six-month maintenance dosing and equivalent efficacy and safety to DUPIXENT

We are not aware of any programs in development in AD that have the potential to reduce dosing frequency past four weeks and the related burden of administration on patients. A more convenient dosing schedule is especially important for pediatric patients, which has the potential to expand the market significantly.

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

Overview of Eosinophilic Esophagitis

Disease Overview

EoE is a chronic inflammatory condition of the esophagus, with the hallmark histological finding being eosinophilic infiltrates (i.e., presences of eosinophils in the tissue). When not treated appropriately, EoE progresses to cause scarring and strictures of the esophagus, which gives patients significant trouble with eating and drinking and potential nutritional compromise. Once considered a rare condition, incidence and prevalence rates have rapidly increased with EoE now being the most common cause of upper-gastrointestinal morbidity. The overall prevalence in the United States is approximately 1 in 700, up from 1 in 2,000 in 2014, with more than 400,000 Americans currently suffering from the condition.

Overview of Current Treatment Options

The only available biologic for the treatment of EoE is DUPIXENT, which was first approved for this indication in 2022 and later approved for patients aged 1 and older in 2024, and requires weekly dosing. DUPIXENT’s approval in EoE further supports the scientific rationale for IL-13/IL-4Rα targeting agents in treating EoE. DUPIXENT was studied in approximately 300 EoE patients across two pivotal trials and demonstrated clinically meaningful improvements in histological remission defined as peak esophageal intraepithelial eosinophil count in adult, adolescent, and pediatric patients. In adults and adolescents, DUPIXENT demonstrated clinically meaningful reduction in dysphagia symptoms as measured by reduction in Dysphagia Symptom Questionnaire score. In pediatric patients (1-11 years of age), DUPIXENT demonstrated clinically meaningful reduction in symptoms as measured by reduction in Pediatric EoE Sign/Symptom Questionnaire-Caregiver score.

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

In 2024, the FDA approved DUPIXENT as the first biologic treatment for add-on maintenance for inadequately controlled COPD and an eosinophilic phenotype. Two Phase 3 studies demonstrated that DUPIXENT dosed every 2 weeks reduced exacerbations by an average of 31% compared to placebo in patients with elevated peripheral eosinophils (≥300 cell/μL). TEZSPIRE (tezepelumab) is a biologic being developed in COPD. Tezspire dosed as 420 mg monthly, showed a 37% reduction in annualized exacerbations in a subset (n=92) of moderate to very severe COPD patients with eosinophils ≥150 cell/μL in an initial Phase 2 trial. OHTUVAYRE (ensifentrine), a twice daily nebulized treatment for moderate to severe COPD, was approved in 2024. However, the trials did not require a recent history of exacerbations. Despite these recent advancements in COPD treatment, a significant number of patients continue to suffer and die from the disease.

Given the complexity of COPD, we believe biologics targeting Th2 immune response in patients with high peripheral eosinophils show the greatest promise, as supported by DUPIXENT’s approval in COPD and TEZSPIRE’s encouraging Phase 2 data in COPD.

Our Solution: Building Differentiated Biologics

We are engineering therapies for AD, asthma, EoE, COPD, and other related I&I indications. Our programs, APG777, APG990, APG333 and APG808, target IL-13, OX40L, TSLP, and IL4Rα, respectively, and are designed to overcome limitations of frequent dosing associated with currently available treatments. We believe that each of our programs has potential for broad application across multiple I&I indications, including the potential for higher efficacy either through an improved monotherapy or via rationale combinations. Despite advances in care, there is still high unmet medical need for patients suffering from the I&I indications that we are targeting, both in terms of reduced injection burden as well as improved efficacy.

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

APG777, leverages YTE amino acid modification half-life extension technology and is an SQ mAb targeting IL-13. APG777 demonstrated a 77-day half-life in a Phase 1 clinical trial in healthy volunteers. We initiated a Phase 2 clinical trial in patients with moderate-to-severe AD in May 2024. The Phase 2 trial is designed to combine the typical Phase 2a and 2b portions of a clinical trial into a single protocol. In February 2025, we announced that the last patient in the Part A portion had been dosed and that we had commenced dosing of the Part B portion. We anticipate maintenance data from Part A in the first half of 2026 and 16-week topline data from Part B in the second half of 2026.

APG990, leverages half-life extension technology and is an SQ mAb targeting OX40L. We initiated a Phase 1 clinical trial of APG990 in healthy volunteers in August 2024 and announced positive interim safety and PK data in March 2025. In 2025, we plan to initiate a Phase 1b trial designed to evaluate APG279 against DUPIXENT in approximately 50 to 75 patients with moderate-to-severe AD with a data readout expected in the second half of 2026.

APG333, leverages half-life extension technology and is an SQ mAb targeting TSLP. We initiated a Phase 1 clinical trial of APG333 in healthy volunteers in December 2024 and expect a data readout in the second half of 2025. Subject to positive data and required regulatory approvals, we plan to evaluate the combination of APG777 and APG333.

APG808, leverages half-life extension technology and is an SQ mAb targeting IL-4Rα. We initiated a Phase 1 clinical trial of APG808 in March 2024 and announced positive interim safety, PK and PD data in December 2024. We are also now evaluating APG808 in a Phase 1b trial in patients with asthma, with data expected in the first half of 2025.

Half-Life Extension and Antibody Engineering Technologies

Our antibody engineering programs are designed to improve antibody candidate attributes, including half-life extension, in vitro potency, bioavailability and decreased PK variability, as well as those attributes essential for manufacturability and high concentration formulation (i.e. viscosity, solubility and stability) to generate optimized antibodies. Each of our programs utilize YTE or LS amino acid modifications and are designed to significantly extend the half-life of antibodies by supercharging the body’s innate recycling mechanism for antibodies. Antibodies in circulation are naturally taken up by cells and degraded, which limits the half-life in circulation. Cells have evolved a mechanism to spare certain antibodies from degradation and return them to circulation, thus extending their half-life. This recycling mechanism works via the neonatal Fc receptor (FcRn). Antibodies are internalized into a cell via pinocytosis, the process of extracellular fluid and substances (including antibodies), being invaginated, or brought into, the cell resulting in an internalized vesicle. The process of pinocytosis is nonspecific, meaning uptake of fluid and substances is not regulated in any way. The internal vesical, or endosome, fuses with lysosomes, the specialized organelle or area in the cell that is able to break down and digest biomolecules. When antibodies are taken up by lysosomes, they can bind to FcRn on the membrane surface of the endosome in the acidic conditions within the lysosomes, which spares them from degradation. The antibody can then be returned to the cell surface with the membrane of the endosome and released back into circulation. This process is shown in Figure 4 below.

Figure 4 — Our half-life extended mAbs are designed to be recycled back into circulation more readily so drug exists at much higher levels for longer duration of effect

This natural mechanism of antibody recycling has been exploited by antibody engineers. Specifically, modifications to antibodies that increase the affinity for FcRn were developed in the early 2000s. One such modification was to the fragment crystallizable region (Fc region) of antibodies in the form of a triple modification: M252Y/S254T/T256E. Referred to as “YTE amino acid modifications” due to the three amino acid changes, this triple modification has been observed to result in an approximately ten-fold increase in binding affinity of antibodies to FcRn compared to antibodies without YTE amino acid modifications in third-party studies. The increased affinity of antibodies with YTE amino acid modification for FcRn results in increased antibody recycling (i.e., less lysosomal degradation) and a prolonged half-life. LS is a double amino acid modification (M428L/N434S) that works similarly to YTE amino acid modifications and increases the antibodies affinity for FcRn, which leads to a prolonged half-life compared to wild type counterparts.

There is the potential for at least two significant benefits to antibodies that are engineered with a half-life extension amino acid modification:

•
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
•
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

YTE amino acid modifications have been introduced in numerous mAbs in late-stage ongoing clinical trials (e.g., depemokimab) and completed trials (e.g., motavizumab-YTE and ziltivekimab), as well as one approved product, BEYFORTUS. The targets of these antibodies include cytokines (IL‑5 for depemokimab and IL‑6 for ziltvekimab) and viruses (RSV for motavizumab-YTE and BEYFORTUS).

Similarly, LS amino acid modifications have been introduced into numerous mAbs in early-and late-stage clinical trials (e.g., VIR‑7831, VIR‑2482 and VRC01LS) as well as approved products (e.g., ULTOMIRIS and XEVUDY). The targets of these antibodies include complement (C5 for ULTOMIRIS) and viruses (SARS-CoV‑2 for XEVUDY, HbsAg for VIR‑2482 and HIV for VRC01LS).

The safety and immunogenicity profile of YTE-or LS-modified mAbs compares favorably to non-YTE or non-LS modified mAbs with identical targets

For example, in third-party clinical trials, the safety profile of motavizumab-YTE was comparable to that of the parent antibody, motavizumab, with no significant difference in the occurrence of self-limited AEs. Similarly, a Phase 1 trial of depemokimab, an anti-IL‑5 with a YTE amino acid modifications for half-life extension, was notable for its overall benign safety profile and similar AE rate compared to mepolizumab (NUCALA), an anti-IL‑5 without half-life extension. Finally, among infants with prematurity or other RSV risk factors, serious adverse event (SAE) frequency and type were comparable between nirsevimab (YTE) and palivizumab (non-YTE)-dosed infants.

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

Similarly, administration of mAbs bearing LS amino acid modifications does not appear to confer any additional safety risk or immunogenicity risk. For example, ULTOMIRIS (ravulizumab) is an LS modified version of SOLIRIS (eculizumab). In third-party clinical trials, the AE profile of ULTOMIRIS and SOLIRIS were shown to be a similar in a head-to-head study and one ADA-positive sample was found in each treatment arm.

APG777

APG777 leverages YTE amino acid modifications half-life extension technology and is an SQ mAb targeting IL-13. We are evaluating APG777 in AD, and plan to evaluate APG777 in a number of expansion indications, including asthma and EoE and in combination with certain of our other programs.

In our head-to-head preclinical studies of APG777 and lebrikizumab in non-human primates (“NHPs”). APG777 showed a significantly longer half-life than lebrikizumab. In these studies, APG777’s half-life was 27.6 days, as compared to 18.0 days for lebrikizumab based on cumulative fit models across SQ and IV groups for each compound.

In 2024, we announced interim safety, PK and PD data from our Phase 1 trial of APG777 in healthy volunteers. PK data showed a half-life of 77 days across doses tested. Generally, the half-life of mAbs is consistent between healthy volunteers and patients since mAbs are degraded by endogenous catabolic processes and are not subject to the same drug-drug interaction potential of many traditional small molecules. Consequently, this gives us confidence that the PK parameters derived from the Phase 1 trial in healthy volunteers can be used to effectively model dosing regimens in the subsequent Phase 2 and Phase 3 safety and efficacy trials in patients with AD and other I&I indications.

We are testing three- and six-month dosing in our Phase 2 clinical trial of APG777. Compared to more frequent dosing schedules associated with existing AD therapies, every three- or six-month dosing, should our clinical trials be successful in demonstrating the requisite efficacy and safety profile, has the potential to be significantly more convenient for patients, enabling them to better adhere to their dosing schedule. Additionally, every three- or six-month dosing improves quality of life given that many patients experience “needle fatigue” and pediatric patients in particular often suffer from fear of needles.

APG777’s target, IL‑13, has no known non-disease function

APG777’s target, IL‑13, is a cytokine with no known non-disease function such as growth or metabolism. IL-13 is a cytokine primarily produced by activated Th2 cells. Its primary role in normal physiology is to generate a Th2 response to parasitic infection. While increased IL‑13 production has been implicated in a variety of indications, such as AD, asthma and certain types of cancer, the absence of IL‑13 in animal models has not been tied to disease. In third-party studies, mice that lacked IL‑13 (IL‑13−/− knockout mice) were observed to be healthy and exhibited normal behavior under typical laboratory conditions.

IL‑13 signaling begins with the binding of IL‑13 to IL‑13Rα1, forming an inactive complex that then binds to IL‑4Rα to form the complete, active receptor heterodimer. The active receptor recruits members of the JAK family of enzymes, triggering a signaling cascade that results in the expression of pro-inflammatory cytokines and leads to an immune response by the body.

IL‑13 is a known driver of AD pathogenesis and broader I&I indications

The pathogenesis, or underlying molecular cause of the disease, of AD involves both genetic and environmental factors that interact to produce a complex immune response. Genetic factors associated with AD include variations in genes that regulate the immune response, such as those encoding for IL‑4, IL‑13 and IL‑31.

AD is characterized by a Th2 response, which describes Th2 cells, a subset of white blood cells, that produce small proteins called cytokines, like IL‑13, which regulate inflammation, immune response and tissue repair. Overactivation of Th2 cells contributes to several allergic diseases, including AD, and chronic dysregulation of cytokine production and signaling leads to chronic inflammation and skin barrier dysfunction in AD.

More specifically, IL‑4, IL‑5 and IL‑13 are all associated with Th2 response and IL‑4 and IL‑13 play a key role in the impairment of the skin barrier in AD, which leads to transepidermal water loss and susceptibility to irritants and allergens, creating an inflammatory positive feedback loop that is characteristic of AD. In third-party studies, IL‑13 was observed to be elevated in skin lesions of patients with both acute and chronic AD compared to uninvolved skin and normal skin (see left panel of Figure 5 below) and was shown to be elevated to a greater extent than IL‑4 in the skin of AD patients (see right panel of Figure 5 below).

Figure 5 — Cytokine expression in AD and Non-AD skin samples in third-party studies

Sources: Hamid Q et al. J Allergy Clin Immunol. 1996 Jul;98(1). Koppes SA et al. Int Arch Allergy Immunol. 2016;170(3).

IL-13 signals through the formation of the IL-13Rα1-IL4Rα heterodimer. In turn, the active IL-13Rα1-IL4Rα heterodimer, through a signaling cascade, leads to skin barrier defects, immune cell recruitment, tissue inflammation, lichenification (skin thickening) and pruritis (skin itching). APG777 is designed to interrupt the heterodimer formation and thus disrupt IL-13 signaling as shown in Figure 6 below.

Figure 6 — APG777 is designed to disrupt IL-13 signaling by preventing the formation of the IL-13Rα1-IL4Rα heterodimer

In addition to AD, elevated IL‑13 has been observed in other inflammatory conditions such as asthma, CRSwNP and EoE.

Epitope, or binding site, is key in preventing the IL‑13Rα1‑IL‑4Rα active heterodimer formation

As previously described, IL‑13 signaling begins with the binding of IL‑13 to IL‑13Rα1, forming an inactive complex that then binds to IL‑4Rα to form the complete, active receptor heterodimer. This active receptor heterodimer is key to the pathogenesis of AD. Therefore, we believe a therapeutic approach for AD needs to prevent the formation of this heterodimer.

As shown in Figure 7 below, a 3D rendering of human IL‑13 generated from our head-to-head preclinical studies described below, the dark blue highlights the epitope, or binding site, of lebrikizumab, which overlaps with APG777’s epitope, also highlighted in blue. Importantly, these epitopes also overlap with the IL‑4Rα epitope on IL‑13. Thus, we believe mAb binding to this location is likely to prevent the formation of the IL-13Rα1‑IL‑4Rα active heterodimer, limiting the inflammatory signaling that is key to AD pathogenesis as well as the pathogenesis of other I&I conditions. This contrasts with the epitope of ADBRY, highlighted in gray, which does not overlap with the IL‑4Rα epitope on IL‑13 and therefore we believe may have a more limited ability to prevent heterodimerization.

Figure 7 — 3D rendering of human IL‑13 and epitopes for antibodies and receptors that bind to IL‑13

Furthermore, IL‑13 also binds a second receptor, IL‑13Rα2. Often described as a “decoy” receptor, IL‑13Rα2 has a limited cytoplasmic domain and does not appear to mediate signal. IL‑13Rα2 does, however, bind to IL‑13 with very high affinity, effectively removing IL‑13 from circulation. Third-party studies involving IL-13Rα2 knockout mice demonstrated worsened atopic features, including fibrosis and itch.

ADBRY, but not lebrikizumab or APG777, has an epitope that inhibits the binding of IL‑13 to IL‑13Rα2, which could lead to increased circulating IL‑13 levels and, in a counterproductive fashion, worsen AD. However, there can be no assurance that our programs targeting IL‑13 will not have similar or comparable results to other third-party agents based on epitope.

IL‑13 is a soluble cytokine which exists at low concentrations in circulation, making it highly amenable to half-life extension

Half-life for antibodies is a product of degradation or elimination through three pathways: pinocytosis, target-mediated drug disposition (TMDD) and receptor-mediated endocytosis.

•
Pinocytosis is a non-specific process in which extracellular fluid and substances are brought into the cell, resulting in an internalized vesicle. This internal vesical then fuses with lysosomes. All antibodies are subject to this elimination pathway.
•
TMDD is a receptor-mediated endocytosis process, meaning that the interactions of the antibody with the receptor on the cell surface results in the internalization of the antibody and subsequent degradation via lysosomes, specialized organelles, or areas within the cell that degrade molecules and other biomaterial. Only mAbs with receptor targets, such as APG808, which targets IL‑4Rα, are subject to this elimination pathway. mAbs with soluble targets, such as APG777, which target the soluble cytokine IL‑13, are not eliminated via TMDD.

•
Receptor-mediated endocytosis is the binding of antibodies to Fc-gamma-receptors, which are present on many immune cells, can also trigger an elimination process similar to TMDD. However, third-party preclinical studies have demonstrated that this degradation pathway plays only a minor role in the elimination of antibodies, if at all.

Importantly, antibody recycling through FcRn only impacts degradation via pinocytosis and has no impact on elimination via TMDD. Half-life extension through YTE amino acid modifications, which increases affinity for FcRn, therefore increasing recycling and antibody half-life, is more limited for receptor targets than soluble targets. This is because mAbs with receptor targets are subject to TMDD in addition to pinocytosis. Therefore, we believe soluble targets, like IL‑13, which APG777 has been engineered to target, have potential for the longest half-life extension with YTE amino acid modifications. However, there can be no assurance that soluble targets will have such results.

APG777 and lebrikizumab have the same epitope on IL‑13 in our head-to-head preclinical studies

Epitope binning describes a technique that characterizes whether two antibodies specific to the same target (in this case, IL‑13) can each bind the target at the same time. mAb pairs are binned together if they block each other’s ability to bind to the target antigen. mAb pairs that are found to bin together typically bind to the same or similar epitopes on the antigen.

To characterize the binning of APG777 and lebrikizumab, we studied APG777 and lebrikizumab in head-to-head preclinical studies. Lebrikizumab was immobilized to a sensor chip surface capable of measuring mAb-antigen interactions. IL‑13 was first injected into the flow channel, where binding of IL‑13 to lebrikizumab generated a response. APG777 was then subsequently injected into the flow channel and the interaction response was recorded. In these studies, no response was observed after APG777 injection. This indicated that APG777 and lebrikizumab binned together and provided evidence to support that the two mAbs likely bind to a similar or the same epitope, or binding site, on IL‑13.

In our similar head-to-head preclinical study, ADBRY was found to have a binding response, suggesting that it has a different epitope on IL‑13 than lebrikizumab.

APG777 matched the in vitro potency of lebrikizumab and dupilumab across all relevant assays in our head-to-head preclinical studies

APG777 was engineered to demonstrate similar preclinical activity to available therapies in our head-to-head studies. Specifically, several assays were used to assess not only affinity for binding to IL‑13, but downstream functional inhibition of the IL‑13/IL‑4 pathway, meaning after IL‑13Rα1‑IL‑4Rα heterodimerization. Measuring downstream functional inhibition of the pathway is critical as this measures the mAb’s impact not only on IL‑13, but also the impacts of the resulting inflammatory cascade that causes the features, signs and symptoms associated with AD. To measure these parameters, APG777 was tested in vitro across four assays: Human Affinity by SPR, Inhibition of pSTAT6 Induction, Inhibition of TF‑1 Proliferation and Inhibition of TARC Secretion. These assays are described in detail below and outputs are measured in IC90, the concentration or amount of drug it takes to cause a 90% inhibition in the assay.

Results from our head-to-head preclinical studies demonstrated that each of ADBRY, lebrikizumab and APG777 had similar affinity for IL‑13. Notably, since DUPIXENT does not target IL‑13, it cannot be compared in this assay, but can be tested in assays on pSTAT6, TF‑1 proliferations and TARC release as these assays measure inhibition in the IL‑13/IL‑4 pathway downstream. On these assays, DUPIXENT, lebrikizumab and APG777 all showed similar inhibition, whereas ADBRY showed inferior downstream inhibition, as demonstrated by the higher IC90, which suggests greater drug concentrations are needed to obtain the same in vitro potency. This provides preclinical evidence of similar in vitro potency among DUPIXENT, lebrikizumab and APG777 across a variety of in vitro assays.

APG777 Preclinical Dosing

APG777 has demonstrated significantly extended half-life in NHPs

In our head-to-head studies of APG777 and lebrikizumab in NHPs, APG777 showed a significantly longer half-life than lebrikizumab. In these studies, APG777’s half-life was 27.6 days, as compared to 18.0 days for lebrikizumab, based on cumulative fit models across SQ and IV groups for each compound.

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

We have conducted a 29‑day repeat-dose, GLP-compliant toxicology study in NHPs, in support of our Phase 1 clinical trial in healthy volunteers. NHPs (three to five animals per sex per group) were administered APG777 weekly (five doses in total) at 0, 30, 75 or 150mg/kg/dose via SC administration. No adverse findings were observed up to the highest dose tested (150mg/kg), which was the maximum feasible dose and was considered the no observed adverse effect level (NOAEL) in this study.

In support of dosing in clinical trials longer than one month in duration, we completed a six-month GLP-compliant toxicology study in NHPs. NHPs (three to five animals per sex per group) were administered APG777 weekly (27 doses in total) at 0, 30, 75 or 150mg/kg/dose via SC administration. No adverse findings were observed up to the highest dose tested (150mg/kg), which was the maximum feasible dose and was considered the NOAEL in this study. We believe the results of this study will support progression from Phase 1 to Phase 2 trials of extended duration.

APG777 Development

Phase 1 Trial in Healthy Volunteers

In August 2023, we initiated a Phase 1 trial of APG777 in healthy volunteers. The APG777 Phase 1 trial was a double-blind, placebo-controlled study in healthy volunteers and consisted of a single-ascending dose (“SAD”) component and a MAD component. Eight healthy volunteers, six treated with APG777 and two treated with placebo, were enrolled in each cohort, and we enrolled a total of 40 healthy adult subjects in the trial.

In March 2024, we announced positive interim safety and PK data and, in October and December 2024, we announced positive updated data from this trial. Interim PK data for APG777 showed a half-life of 77 days across doses tested and PD data showed near complete inhibition of key AD biomarker pSTAT6 for approximately twelve months after a single administration and sustained TARC inhibition. Results from the trial exceeded our trial objectives and support the potential for APG777, a novel anti-IL-13 antibody, to optimize exposure levels in 16-week induction and be dosed once every three or six months in maintenance. These findings represent the potential for improved clinical responses from greater exposures in induction and significantly less frequent dosing in maintenance compared to currently approved monotherapy biologic therapies, which are dosed at every two to four weeks, a potential major advancement for patients with AD and other inflammatory diseases.

APG777’s PK differentiation supports further development of APG777 as a treatment for moderate-to-severe AD and other inflammatory diseases. APG777’s PK profile supports testing higher exposures of drug in induction to potentially achieve improved clinical responses; and testing of maintenance dosing of every three or six months, representing two to four injections per year compared to the current treatment paradigm of 13 to 26 injections per year. Dose-proportional increases in serum concentrations and key parameters (e.g., Cmax, AUC) were observed in the Phase 1 trial. PK was generally consistent across subjects with low variability.

Single doses of APG777 demonstrated a deep and sustained effect on PD markers for approximately twelve months. As shown in Figure 8 below, single doses of APG777 suppressed pSTAT6, one of the first downstream markers of IL-13 pathway inhibition, with near-complete inhibition (both in terms of median and mean percent change from baseline) for approximately twelve months.

Figure 8 — Mean percent pSTAT6 inhibition data for APG777 from our Phase 1 trial

As shown in Figure 9 below, single doses of APG777 suppressed TARC, an inflammatory mediator and the most strongly correlated biomarker to AD severity, with deep and sustained inhibition for approximately three months.

Figure 9 —TARC inhibition data for APG777 from our Phase 1 trial in 6 healthy volunteers receiving a single SC injection of 300mg of APG777; median percent change from baseline in TARC

In addition, as shown in Figure 10 below, multiple doses of APG777 suppressed TARC with deep and sustained inhibition for approximately six months.

Figure 10 — TARC inhibition data for APG777 from our Phase 1 trial in receiving a multi-dose injection of 300mg D1, D15 of APG777

In March 2024, we reported that single doses of APG777 up to 1,200 mg and multiple doses of 300 mg were well-tolerated with a favorable safety profile consistent with the existing third-party data supporting the safety of the anti-IL-13 class. In December 2024, we confirmed that safety data were consistent with the data reported in March 2024. The most common treatment-emergent adverse events (“TEAEs”) were vascular access site pain, vessel puncture site bruise, headache, and vascular access bruising. 83.3% of participants observed at least one TEAE; 16.7% of participants observed at least one drug-related AE. There were no Grade 3 TEAEs or severe adverse events related to study drug. No AEs led to discontinuation of the study. The last participant visit in the Phase 1 trial occurred in January 2025.

In the first quarter of 2024, we filed an IND for APG777. In the first quarter of 2024, we also initiated a Phase 1 trial in healthy volunteers in the United States for subjects of Japanese descent and have completed dosing in that trial.

Phase 2 Trial in AD

In May 2024, we initiated APEX, a randomized, placebo-controlled, 16-week Phase 2 clinical trial of APG777 in patients with moderate-to-severe AD. The trial is designed to combine the typical Phase 2a and 2b portions of a clinical trial into a single protocol. A schematic of the trial design is shown in Figure 11 below.

Figure 11 — Phase 2 trial design evaluating APG777 in patients with AD

16-week topline data from Part A of the integrated Phase 2 AD trial are expected in mid-2025. We enrolled 123 patients randomized 2:1 to APG777 and placebo with a primary endpoint of mean percentage changes in EASI score from baseline to Week 16 and secondary endpoints include EASI75 and IGA0/1 at week 16. In February 2025, we announced that the last patient in the Part A portion of the APEX trial had been dosed and we expect 16-week topline data from Part A portion in mid-2025. Also in February 2025, we announced that we had commenced dosing of the Part B portion of the APEX Phase 2 trial, which is a randomized, placebo-controlled dose optimization with approximately 280 patients randomized 1:1:1:1 to high, medium, or low dose APG777 and placebo with primary endpoint of mean percentage changes in EASI score from baseline to Week 16. All patients benefiting from treatment will have the opportunity to continue to APG777 maintenance, which will evaluate three- to six-month dosing.

The integrated design is expected to provide for significant timeline acceleration by combining Phase 2a and Phase 2b elements into a single study protocol and we were able to transition from completing enrollment in Part A to enrolling Part B within one week. We expect that Part A sites will participate in Part B, which we anticipate will avoid delays for site startup between the two parts. Doses in the Phase 2 trial are enabled by APG777’s potentially best-in-class PK profile, extended half-life, and high-concentration formulation. Our 180mg/mL formulation enables a 44% higher dose of APG777 compared to EBGLYSS in the same volume.

Generally, the half-life of mAbs is consistent between healthy volunteers and patients. Consequently, we believe that the PK parameters derived from the Phase 1 trial in healthy volunteers can be used to model dosing regimens in the subsequent Phase 2 and Phase 3 trials in patients with AD and other I&I indications.

The APG777 Phase 2 induction regimen is designed to exceed EBGLYSS (lebrikizumab) exposures by approximately 30 to 40% with potential for improved clinical outcomes and maintenance regimen is designed to equal lebrikizumab’s exposures. In third-party Phase 3 trials of lebrikizumab, approximately 30% higher exposure was seen in the low bodyweight group (less than 60 kg), which also had numerically higher efficacy than the overall study population across all key endpoints, including EASI-75 and more stringent endpoints such as EASI-90 and IGA 0/1. APG777’s higher induction exposures are based on a planned six injection induction regimen given in the first sixteen weeks of APG777 treatment. This is approximately half as many of the 11 injections of lebrikizumab given during the same period. Modeling of the targeted induction exposures are shown in Figure 12 below.

Figure 12 — Modeled target induction exposures in APG777 Phase 2 trial

At 52 weeks, exposures of APG777 dosed every three or six months are designed to approximately equal those of EBGLYSS.

Expansion opportunities for APG777

IL-13 has been found to be elevated in other inflammatory conditions. Based on our initial clinical data, we plan to advance the development of APG777 in asthma and EoE, by initiating a Phase 1b trial in asthma in the first half of 2025, followed by a Phase 2b trial in asthma in the second half of 2025, and launching a Phase 2 trial in EoE in 2026.

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

Asthma is estimated to affect 40 million adults and 12 million children in the United States, France, Germany, Italy, Japan, Spain and the United Kingdom. Currently, the asthma market is greater than $10 billion in the seven major markets. We plan to advance the development of APG777 in asthma by initiating a Phase 1b trial in asthma in the first half of 2025, followed by a Phase 2b trial in asthma in the second half of 2025. We expect data from the Phase 1b trial in 2026.

Eosinophilic Esophagitis

EoE is a chronic inflammatory condition of the esophagus, with the hallmark histological finding being eosinophilic infiltrates (i.e., presences of eosinophils in the tissue). When not treated appropriately, EoE progresses to cause scarring and strictures of the esophagus, which gives patients significant trouble with eating and drinking and potential nutritional compromise. The only available biologic for the treatment of EoE is DUPIXENT, which was approved for this indication in 2022, and requires weekly dosing. DUPIXENT’s approval in EoE further supports the scientific rationale for IL-13/IL-4Rα targeting agents in treating EoE. We plan to initiate a Phase 2 trial in EoE in 2026.

Other Indications

We expect to further evaluate opportunities to develop APG777 for other I&I indications, including AA, CRSwNP, CSU, and PN.

APG990

APG990 is an SQ extended half-life mAb targeting OX40L.

OX40L is the ligand for OX40 expressed on antigen presenting cells. Its interaction with OX40 causes the accumulation of T cells by providing a survival signal. T cells are important types of white blood cells of the immune system that play a central role in the immune response. OX40L, by playing a role in activating T cells and reprogramming them into inflammatory subsets, contributes to immune overactivation in AD and other inflammatory conditions. OX40-OX40L interaction has been implicated in a broad range of inflammatory and autoimmune diseases, including Inflammatory Bowel Disease, asthma, diabetes, arthritis, atherosclerosis, transplant rejection, GVHD and Systemic Lupus Erythematosus. Additionally, OX40L activation of OX40 inhibits the expression of FOXP3 and the inhibitory function of regulatory T (Treg) cells. Treg cells can suppress the immune response that leads to worsening symptoms in inflammatory conditions.

OX40L blockade therefore has two mechanisms by which it might have impact on the pathology associated with inflammatory conditions, first by suppressing inflammatory T cell activation, and second by increasing the proliferation of Treg cells, which can serve to further reduce effector T cell function.

Currently, there are only two mechanisms of action targeted by approved biologic agents in atopic dermatitis, IL-13 and IL-4Rα. Targeting OX40L could represent a third mechanism of action. OX40L, which is positioned further upstream in the inflammatory pathway than IL-13, allowing for a potentially broader impact on the inflammatory cascade by inhibiting Type 1, Type 2, and Type 3 pathways.

APG990 Development

In May 2024, we finalized the nomination of a development candidate for APG990 and in August 2024, we commenced dosing of the first participants in the Phase 1 clinical trial in healthy volunteers. In our head-to-head preclinical assays, APG990 has demonstrated similar or improved potency to amlitelimab, an OX40L antibody candidate in late-stage clinical development.

Figure 13 below depicts a 3D rendering of human OX40L generated from our head-to-head preclinical studies. The blue highlights the epitope, or binding site, of amlitelimab, which overlaps with APG990’s epitope, also highlighted with hatch marks.

Figure 13 — Binding site of APG990 against amlitelimab

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

Our APG990 Phase 1 clinical trial is designed as a double-blind, placebo-controlled, first-in-human, single-ascending dose trial designed to evaluate the safety and PK of APG990 in 40 healthy adult participants across five cohorts. Doses of subcutaneous APG990 evaluated in the study included 75mg, 150mg, 300mg, 600mg and 1,200mg.

In March 2025, we announced data from our APG990 Phase 1 clinical trial. APG990 interim Phase 1 pharmacokinetic (PK) data showed a half-life of approximately 60 days across doses tested, supporting the potential for testing every three- and six-month maintenance dosing with as little as 50 mg. APG990 generally demonstrated dose proportionality and low variability.

Figure 14 below depicts the single-dose concentration-time profile from the ongoing APG990 Phase 1 trial.

Figure 14—Single-dose concentration-time profile

APG990 was well tolerated across all cohorts, with doses up to 1,200mg. The most common (≥10%) treatment-emergent adverse events (TEAEs) were headache. 53% of participants observed at least one TEAE and there were no Grade 3 TEAEs related to study drug or severe adverse events. No adverse events led to study discontinuation. There have been no cases of pyrexia or chills.

Potential clinical benefit of targeting both IL-13 and OX40L

Multiple studies have demonstrated that the upregulation of type 2 cytokines in the skin, particularly IL-13, is a key driver of inflammation in AD. However, other pathways that are activated in AD include Type 1 (e.g., interferon-gamma [IFNγ]) and Type 3 (e.g., IL-22, IL-17) responses. Therefore, due to the heterogeneity of inflammatory involvement in AD, we believe that blocking multiple targets, such as simultaneous inhibition of IL-13 and OX40L, could allow us to provide benefit to patients with AD and other I&I indications. More specifically, we believe that inhibition of IL-13 with APG777 could provide depth of inhibition for the core driver of inflammation in AD, namely Type 2 inhibition, while inhibition of OX40L with APG990 could provide breadth of inhibition across a broader range of inflammatory subtypes (Types 1-3) and cytokines, but with less depth, addressing AD heterogeneity. This dual mechanism could, therefore, improve the breadth or depth (or both) of clinical outcomes.

We have generated preclinical data to support our approach to targeting both IL-13 and OX40L. In our preclinical ex vivo human allogeneic lymphocyte reaction assay, we demonstrated that APG279 targets all inflammatory types, including near-complete Type 2 inhibition, with the potential for every 3-month (or less frequent) dosing.

We plan to develop APG279 as a potential first-in-class coformulation for the treatment of AD combining deep and sustained inhibition of Type 2 inflammation via APG777’s inhibition of IL-13 with broader inhibition of Type 1-3 inflammation through APG990’s inhibition of OX40L. APG279 has been shown to retain stability, injectability, and convenience of individual components. In preclinical studies it has demonstrated broad inhibition of Type 1, Type 2 and Type 3 inflammation, similar to what was seen with JAK inhibition, but with potential for better tolerability than JAK inhibitors. We believe these combined mechanisms offer the potential for improved clinical responses over monotherapy while our planned approach of coformulating two extended half-life mAbs holds the potential for best-in-class dosing.

Following our positive interim results from the APG990 Phase 1 clinical trial, we believe that APG990’s PK profile supports the potential for a single 2 mL co-formulated injection of APG279 (APG777 + APG990) administered every three- and six- months in maintenance.

In addition, preclinical toxicology studies of the combination of APG777 and APG990 showed no findings at any dose level, including the highest dose tested of 150 mg/kg per agent.

Based on these results, we plan to submit an IND application or foreign equivalent for APG279. Following clearance, we plan to initiate a Phase 1b clinical trial designed to evaluate APG279 against DUPIXENT in approximately 50 to 75 patients with moderate-to-severe AD with a readout expected in the second half of 2026. APG279 will be co-administered in the proof-of-concept Phase 1b trial with coformulation planned for future clinical studies.

APG333

APG333 is a fully-human mAb against TSLP. TSLP is an epithelial cell-derived cytokine that has emerged as an attractive validated target for the treatment of people living with asthma and COPD, with the potential for extended half-life and to be used in combination with other mAbs for potentially greater efficacy in broader populations.

TSLP plays important roles in Type 2 and Type 3 inflammation and TSLP inhibition has shown clinical benefit in both eosinophilic and non-eosinophilic asthma. TSLP inhibition has been clinically validated, with the only approved product on the market for the treatment of severe asthma without biomarker or phenotype restrictions.

APG333 has similar binding as a first generation mAb, TEZSPIRE, for TSLP across our head-to-head preclinical assays. Figure 15 below depicts a 3D rendering of human TSLP generated from our head-to-head preclinical studies. The gray highlights the epitope, or binding site, of TEZSPIRE, which overlaps with APG333’s epitope, also highlighted with blue hatch marks. Additionally, in our head-to-head studies of APG333 and TEZSPIRE in NHPs, APG333 showed a significantly longer half-life than TEZSPIRE. In these preclinical studies, APG333’s half-life was 24 days, as compared to 11 days for TEZSPIRE. Based on these preclinical studies, we believe that the longer half-life could support dosing every three to six months in the clinic.

Figure 15 — Binding site of APG333 against tezepelumab (TEZSPIRE)

APG333 Development

In October 2024, we finalized the nomination of a development candidate for APG333 and in December 2024 we initiated a Phase 1 clinical trial of APG333 in healthy volunteers. The APG333 Phase 1 clinical trial is designed as a double-blind, placebo controlled, first-in-human, SAD trial in healthy volunteers. The study will evaluate the safety, tolerability and pharmacokinetics of APG333 and is expected to enroll approximately 32 healthy adults into four cohorts. We expect interim data from the APG333 Phase 1 trial in the second half of 2025.

Potential clinical benefit of targeting both IL-13 and TSLP

In preclinical studies, the combination of APG777 and APG333 has been shown to drive both inhibition of inflammation centrally and local airway responses compared to approved or in-development biologics, which only target central or local inflammation, with the potential for a significantly less frequent dosing schedule. In our preclinical studies, we showed that APG777 activates bronchial smooth muscle cells that promote local airway responses to inflammation while APG333 targeted inflammation centrally and more broadly, showing inhibition of both Type 2 and non-Type 2 cytokines. We believe targeting both central and local inflammation for respiratory diseases has the potential to improve clinical outcomes for patients.

We plan to evaluate APG777 and APG333 monotherapies in respective Phase 1b trials in patients with asthma in 2025 to support advancement into future combination trials in asthma and COPD. Subject to positive data, we plan to study APG777 in combination with APG333 to drive potential best-in-class efficacy in respiratory conditions.

APG808

APG808 is an SQ extended half-life mAb targeting IL-4Rα, a target with clinical validation across eight different Type 2 allergic diseases.

Based on our head-to-head preclinical studies of APG808, we have demonstrated the potential to increase the half-life of IL-4Rα-targeting mAbs using half-life extension modifications. In our head-to-head studies of APG808 and DUPIXENT in NHPs, APG808 demonstrated half-life of 27 days versus 11 days for DUPIXENT. Moreover, in our head-to-head preclinical assay, APG808 demonstrated equivalent potency of IL-4Rα inhibition compared to DUPIXENT in a head-to-head in vitro assay.

In March 2024, we initiated a Phase 1 clinical trial of APG808 in healthy volunteers and announced positive interim safety, PK and PD data from the Phase 1 trial in December 2024 demonstrating a potential best-in-class PK profile, including a half-life of approximately 55 days, supporting the potential for every two- to three-month maintenance dosing.

IL-4Rα is a known driver of disease pathology in I&I indications

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

APG808 has demonstrated equivalent potency to DUPIXENT in head-to-head in vitro assays

APG808 was engineered to demonstrate similar preclinical activity to available therapies in our head-to-head studies. Specifically, an assay was performed to measure downstream functional inhibition of the IL-13/IL-4 pathway, meaning after IL-13Rα1 and IL-4Rα heterodimerization. Measuring downstream functional inhibition of the pathway is critical, as this measures the mAb’s impact on the inflammatory cascade that causes the features, signs, and symptoms associated with I&I indications.

In our head-to-head preclinical study, DUPIXENT and APG808 showed similar binding, with femtomolar affinity for IL-4Rα, and similar inhibition across the three in vitro assays which measure downstream functional inhibition of the IL-13/IL-4 pathway (pSTAT6 induction, inhibition of TF-1 proliferation, and inhibition of TARC secretion).

Figure 16 below depicts a 3D rendering of human IL-4Rα generated from our head-to-head preclinical studies. The gray highlights the epitope, or binding site, of dupilumab (DUPIXENT), which overlaps with APG808’s epitope, also highlighted with hatch marks.

Figure 16 — APG808's epitope on IL-4Rα overlaps with dupilumab and leverages proven mechanism of action and biology

APG808 Dosing

In our head-to-head preclinical studies of APG808 and DUPIXENT in NHPs, APG808 showed a significantly longer half-life than DUPIXENT. In these preclinical studies, APG808’s half-life was up to 27 days, as compared to 11 days for DUPIXENT.

APG808 Development

In March 2024, we commenced dosing of the first healthy volunteers in the APG808 Phase 1 trial and in September 2024, we commenced dosing of the first asthma patients as a cohort in that Phase 1 trial. The APG808 Phase 1 trial was designed as a double-blind, placebo-controlled study in healthy volunteers with single ascending doses. The APG808 Phase 1 trial enrolled 32 healthy adult participants into four SAD cohorts. In December 2024, we shared positive interim safety, PK and PD data from the Phase 1 trial. APG808 demonstrated a potential best-in-class PK profile, including a half-life of approximately 55 days, supporting the potential for every two- to three- month maintenance dosing. Single doses of APG808 demonstrated a deep and sustained effect on PD markers out to approximately three months (longest follow-up available at time of data cut). APG808 was well-tolerated across all dose groups. We are also now evaluating APG808 in a Phase 1b trial in patients with asthma, with data expected in the first half of 2025.

Expansion opportunities for APG808

IL-4Rα biology has been implicated in a number of different indications, including AD, asthma, COPD, CRSwNP, EoE, PN and CSU. We intend to evaluate additional expansion opportunities in one or more of such indications.

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

Additional Expansion Opportunities

We believe that each of our programs has the potential to impact multiple additional I&I indications beyond AD and COPD, including asthma and EoE as well as AA, CRSwNP, CSU, and PN. Initial structured indication prioritization has identified asthma as a leading expansion opportunity given the significant overlap with AD and the clinical unmet need for extended dosing biologics that do not sacrifice clinical benefit. Based on third-party claims data, 31% of AD patients also carry an asthma diagnosis. Based on feedback from dermatologists, we believe that there is significant value in having both indications on a label because of this overlap. Asthma is estimated to affect 40 million adults and 12 million children in the United States, France, Germany, Italy, Japan, Spain and the United Kingdom. We do not yet have clinical data showing the ability of our programs to treat other indications and there can be no assurance that our programs will have similar or comparable results to any products or later-stage product candidates for these indications.

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

In November 2023, we entered into an additional antibody discovery and option agreement with Paragon (the “2023 Option Agreement” and together with the 2022 Option Agreement, collectively, the “Option Agreements”). Under the terms of the 2023 Option Agreement, Paragon identifies, evaluates and develops antibodies directed against certain mutually agreed therapeutic targets of interest to us. The 2023 Option Agreement initially includes one target, TSLP. Under the 2023 Option Agreement, we have the exclusive option to, on a research program-by-research program basis, be granted an exclusive, worldwide license to all of Paragon’s right, title and interest in and to the intellectual property resulting from the applicable research program to develop, manufacture and commercialize the antibodies and products directed to the selected targets. From time to time, we can choose to add additional targets to the collaboration by mutual agreement with Paragon.

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

Under the 2023 Option Agreement, on a Research Program-by-Research Program basis following the finalization of the Research Plan for each respective Research Program, we are required to pay Paragon a nonrefundable fee in cash of $2.0 million. We are also obligated to compensate Paragon on a quarterly basis for its services performed under each Research Program based on the actual costs incurred. We expense the service fees as the associated costs are incurred when the underlying services are rendered. In January 2024, we finalized the Research Plan with Paragon related to the TSLP target. As such, we made a one-time non-refundable payment of $2.0 million to Paragon in the first quarter of 2024.

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

Paragon License Agreements

In November 2022, we exercised our option available under the 2022 Option Agreement with respect to the IL-13 Research Program. Upon such exercise, the parties entered into an associated license agreement (the “IL-13 License Agreement”). In April 2023, we exercised our option available under the 2022 Option Agreement with respect to the IL-4Rα Research Program and the OX40L Research Program. Upon such exercise, the parties entered into associated license agreements (the “IL-4Rα License Agreement” and the “OX40L License Agreement,” respectively). In August 2024, we exercised our option available under the 2023 Option Agreement with respect to the TSLP Research Program and entered into the associated license agreement (the “TSLP License Agreement,” and collectively with the IL-13 License Agreement, the IL-4Rα License Agreement and the OX40L License Agreement, the “License Agreements”). Under the terms of the License Agreements, Paragon granted to us an exclusive, worldwide, royalty-bearing, sublicensable right and license with respect to certain information, patent rights and sequence information related to antibodies directed at the respective target to use, make, sell, import, export and otherwise exploit the antibodies directed at the respective target. Pursuant to the License Agreements, we granted to Paragon a similar license (except that such license we granted to Paragon is non-exclusive) to the respective licenses with respect to multispecific antibodies that are directed at the respective targets and one or more other antibodies. We were also granted a right of first negotiation with Paragon concerning the development, license and grant of rights to certain multispecific antibodies associated with each respective license. We are solely responsible for the continued development, manufacture and commercialization of products at our own cost and expense for each licensed target.

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

Upon execution of the IL-13 License Agreement, we paid Paragon a $1.0 million fee for the nomination of a development candidate. In August 2023, we announced the dosing of our first participants in the Phase 1 trial of APG777 and made a milestone payment of $2.0 million in the fourth quarter of 2023. In November 2023, we finalized the nomination of a development candidate under the IL-4Rα License Agreement and made a milestone payment of $1.0 million to Paragon in the fourth quarter of 2023. In March 2024, we announced the dosing of our first participants in a Phase 1 trial of APG808 and made a milestone payment of $2.0 million to Paragon in the first quarter of 2024. In May 2024, we finalized the nomination of a development candidate under the OX40L License Agreement and made a milestone payment of $1.0 million to Paragon in the second quarter of 2024. In August 2024, we announced the dosing of our first participants in the Phase 1 trial of APG990 and made a milestone payment of $2.0 million in the third quarter of 2024. In October 2024, we finalized the nomination of a development candidate under the TSLP License Agreement and made a milestone payment of $3.0 million to Paragon in the fourth quarter of 2024. In December 2024, we announced the dosing of our first participant in the Phase 1 trial of APG333 and made a milestone payment of $5.0 million in the fourth quarter of 2024.

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

Biologics Master Services Agreement — WuXi Biologics (Hong Kong) Limited

In June 2022, Paragon and WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”) entered into a biologics master services agreement (the “WuXi Biologics MSA”), which was subsequently novated to us by Paragon in the second quarter of 2023. The WuXi Biologics MSA governs all development activities and GMP manufacturing and testing for our APG777, APG990, APG333 and APG808 programs, as well as potential future programs, on a work order basis. Under the WuXi Biologics MSA, we are obligated to pay WuXi Biologics a service fee and all non-cancellable obligations in the amount specified in each work order associated with the agreement for the provision of services.

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

Cell Line License Agreement — WuXi Biologics (Hong Kong) Limited

In June 2022, Paragon and WuXi Biologics entered into a cell line license agreement (the “Cell Line License Agreement”), which was subsequently novated to us by Paragon in the second quarter of 2023. Under the Cell Line License Agreement, we received a non-exclusive, worldwide, sublicensable license to certain of WuXi Biologics’ know-how, cell line, biological materials (the “WuXi Biologics Licensed Technology”) and media and feeds to make, have made, use, sell and import certain therapeutic products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the “WuXi Biologics Licensed Products”). Specifically, the WuXi Biologics Licensed Technology is used to manufacture a component of the APG777, APG990, APG333 and APG808 programs.

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

Competition

The biotechnology and biopharmaceutical industries are characterized by continuing technological advancement and significant competition. While we believe that our programs, technology, development experience and scientific knowledge provide us with competitive advantages, we face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Many of the companies with which we are currently competing or will complete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific, clinical and management personnel, establishing clinical trial sites, patient enrollment for clinical trials as well as in acquiring technologies complementary to, or necessary for, our programs. Key competitive factors affecting the success of all our product candidates that we develop, if approved, are likely to be efficacy, safety, convenience, presentation, price, the level of generic competition and the availability of reimbursement from government and other third-party payors. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Specifically, there are several companies, including major pharmaceutical companies, developing or marketing treatments that may be approved for the same indications and/or disease as our programs. We do not yet have clinical data for any of our programs and there can be no assurance that our programs will have similar or comparable results.

Over time, I&I markets have developed with a general increasing number of competitors, improved efficacy and improved dosing intervals (i.e. less frequent dosing). Psoriasis is one example of how an I&I market has developed. ENBREL was first approved for psoriasis in 2004 with an every week maintenance dosing schedule. Four years after ENBREL’s approval for psoriasis, HUMIRA was approved in 2008 for psoriasis with an every other week dosing schedule. STELARA was approved a year later with similar Phase 3 data, as measured by the percentage of patients achieving PASI‑75 (change in psoriasis area and severity index (“PASI”) score from baseline of at least 75%), but with a significantly improved dosing schedule of every twelve weeks. A number of psoriasis drugs have been approved since 2009 that demonstrated higher PASI-75 or PASI‑90 scores in their pivotal studies as compared to STELARA, but have a more burdensome dosing schedule and have not been able to attain the same level of estimated psoriasis annual sales. Among those drugs are COSENTYX and TALTZ, which have dosing schedules of every four weeks. The only drug in the psoriasis market that is projected to achieve similar estimated psoriasis annual sales to STELARA is SKYRIZI, which has a similar dosing schedule of every twelve weeks, but also provided modest improvements in outcomes, as evidenced by higher PASI‑75 scores in clinical trials. While the AD market has shown similarities to the psoriasis market to date, there can be no assurance that the AD market will develop in a similar or comparable manner to psoriasis.

There are several approved products for moderate-to-severe AD, such as dupilumab, an IL-4Rα mAb marketed as DUPIXENT by Sanofi/Regeneron, lebrikizumab, an IL-13 mAb marketed as EBGLYSS by Lilly, tralokinumab-ldrm, an IL-13 mAb marketed as ADBRY by LEO Pharmaceuticals, and nemolizumab, an anti-IL-31Rα mAb marketed as NEMLUVIO in the U.S. and the European Union (“EU”) by Galderma and MITCHGA in Japan by Maruho Co., Ltd. There are several approved treatments that target JAK1 and/or JAK2 to treat AD, including abrocitinib, marketed as CIBINQO by Pfizer, and upadacitinib, marketed as RINVOQ by AbbVie.

Change in EASI score at 16 weeks is a common endpoint in AD. For example, the percentage of patients achieving EASI 75 on a placebo-adjusted basis in Phase 2 and average of Phase 3 monotherapy trials in AD were 59% and 62%, respectively, for upadacitinib at 30mg dosed daily, 42% and 51%, respectively, for upadacitinib at 15mg dosed daily, 36% and 38%, respectively, for lebrikizumab at 250mg dosed every two weeks, 40% and 34%, respectively, for DUPIXENT at 300mg dosed every two weeks, 49% and 51%, respectively, for abrocitinib at 200mg dosed daily, and 25% and 21%, respectively, for abrocitinib at 100mg dosed daily.

With respect to biologics with global Phase 3 data in AD, DUPIXENT, EBGLYSS, ADBRY, and NEMLUVIO have all demonstrated statistically significant results.

In two Phase 3 trials of DUPIXENT dosed every two weeks in patients with AD, at 16 weeks, DUPIXENT showed 38.0% and 36.1% of treated patients achieved IGA 0/1 compared to 10.3% and 8.5% on placebo, respectively. Further, 51.3% and 44.2% of patients treated with DUPIXENT achieved EASI‑75, compared to 14.7% and 11.9% on placebo, respectively. All differences were statistically significant. Of the 16‑week responders who received DUPIXENT every two weeks during the induction period, 44% of patients dosed every four weeks and 54% of patients dosed every two weeks in the maintenance period achieved IGA 0/1 and 58% of patients dosed every four weeks and 72% of patients dosed every two weeks in the maintenance period achieved EASI‑75 at 52 weeks.

In two Phase 3 trials of EBGLYSS dosed every two weeks in patients with AD, at 16 weeks, EBGLYSS showed 43.1% and 33.2% of treated patients achieved IGA 0/1 compared to 12.7% and 10.8% on placebo, respectively. Further, 58.8% and 52.1% of patients treated with EBGLYSS achieved EASI‑75, compared to 16.2% and 18.1% of patients on placebo, respectively. All differences were statistically significant. Of the 16-week responders who received EBGLYSS every two weeks during the induction period, 78% of patients dosed every four weeks and 71% of patients dosed every two weeks in the maintenance period achieved IGA 0/1 and 82% of patients dosed every four weeks and 78% of patients dosed every two weeks in the maintenance period achieved EASI‑75 at 52 weeks.

In two Phase 3 trials of ADBRY dosed every two weeks in patients with AD, at 16 weeks, ADBRY showed 15.8% and 22.2% of treated patients achieved IGA 0/1 compared to 7.1% and 10.9% on placebo, respectively. Further, 25.0% and 33.2% of patients treated with ADBRY achieved EASI‑75, compared to 12.7% and 11.4% of patients on placebo, respectively. All differences were statistically significant.

In two Phase 3 trials with topical corticosteroids and topical calcineurin inhibitors, NEMLUVIO dosed every four weeks in patients with AD, showed 35.6% and 37.7% IGA 0/1 compared to 24.6% and 26.0% in the placebo group. For EASI-75, 43.5% and 42.1% of treated patients achieved the endpoint compared to 29.0% and 30.2% in the placebo group. All differences were statistically significant.

We do not yet have clinical data in patients with AD for our programs and there can be no assurance that our programs will have similar or comparable results.

We are also aware of several product candidates in clinical development for AD. Amlitelimab is an OX40L mAb, which is currently being evaluated in a Phase 3 trial by Sanofi and has demonstrated EASI-75 of 61.5% compared to 29.4% in the placebo group at week 16 when dosed every four weeks at 250mg with a 500mg loading dose (LD) in a Phase 2b trial.

22.1% of patients treated with amlitelimab 250mg with LD achieved IGA0/1 at Week 16 compared to 5.1% of placebo patients. Rocatinlimab is an OX40 mAb, which is currently being evaluated in a Phase 3 trial by Amgen and Kyowa Kirin Co., Ltd. and has demonstrated EASI-75 of 54% compared to 11% for placebo in a Phase 2 trial. The first Phase 3 trial showed EASI-75 of 32.8% compared to 13.7% placebo at week 24. For IGA 0/1, 19.3% of treated patients achieved the endpoint versus 6.6% in the placebo group. Other agents include rezpegaldesleukin, a rIL-2 in Phase 2 trials by NEKTAR, temptokibart, an IL-22R in Phase 2 trials by LEO Pharma, GSK1070806, an IL-18 in Phase 2 trials by GSK, and KT-621, an oral STAT6 degrader in Phase 1 trials, by Kymera.

Advanced therapy penetration in AD is currently expected to ramp up from 8% in 2022 to approximately 25% by 2032. With more convenient and patient-friendly dosing, and potentially better efficacy, we believe that the market for future penetration of biologics could expand even beyond the projected 25%.

There are several approved products for COPD, including DUPIXENT and OHTUVAYRE (ensifentrine), a PDE3/PDE4 inhibitor marketed as OHTUVAYRE by Verona Pharma. We are aware of several other biologics in development, including mepolizumab, an IL-5 mAb from GSK which met its primary endpoint in a Phase 3 trial, itepekimab, an IL-33 mAb from Sanofi/Regeneron, which is currently being evaluated in a Phase 3 trial; tozorakimab, an IL-33 mAb from AstraZeneca, which is currently being evaluated in Phase 3 trials; benralizumab, an IL-5R mAb, from AstraZeneca, which is currently being evaluated in a Phase 3 trial; tezepelumab, a TSLP mAb from AstraZeneca/Amgen, which is expected to begin a Phase 3 trial; astegolimab, an ST2 mAb from Roche, which is currently being evaluated in Phase 2/3 trials; and depemokimab, an IL-5 mAb from GSK, which is expected to begin Phase 3 trials.

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

With our contract development and manufacturing organizations, we have developed, or expect to develop, high yield, industry standard mAb drug manufacturing processes suitable for preclinical supply, as well as clinical and commercial scale manufacturing. We expect to use industry standard sterile liquid drug product manufacturing processes and to develop formulations and presentations that enable SQ delivery of all of our planned clinical development candidates. APG777 drug substance and drug product have been successfully manufactured at clinical scale with acceptable yields for near-term, planned clinical trials. Our formulation for APG777 is suitable for SQ injection. By the time of commercialization, we expect APG777 to be administrated via a pre-filled syringe and/or autoinjector. We use a similar approach to development and supply for our APG990, APG333 and APG808 programs. APG990, APG333 and APG808 drug substance and drug product have been successfully manufactured at clinical scale with acceptable yields for use in our initial planned clinical trials.

While we expect to continue to devote significant resources to process development, scale-up, manufacturing resupply and registration-enabling validation activities for APG777, we believe the manufacturing processes for mAbs such as APG777 are well established and should not create meaningful impediments to either clinical development or commercial launch. We have created redundancy in our clinical supply by contracting with second source drug substance and drug product manufacturers. However, we will continue to identify additional drug substance and drug product contract manufacturers to ensure that we will have sufficient capacity as well as redundancy within our supply chain to avoid product shortages in the future. We will also continue to invest in development activities to ensure an acceptable cost of goods. We will also continue to apply mitigation strategies to ensure minimal disruption to our manufacturing supply due to any future global raw material supply chain shortages. We believe there are multiple sources for the raw materials required for the manufacture of our programs. While any reduction or halt in the supply of raw materials, drug substance or drug product could limit our ability to develop our programs until a replacement supplier or contract manufacturer is found and qualified, we believe that we have or will be able to manufacture sufficient clinical supply of APG777, APG990, APG333 and APG808, as well as future pipeline products, to support our planned clinical trials, and have access to sufficient manufacturing capacity to support our planned clinical development program.

In light of the recently introduced BIOSECURE Act, which would prohibit federal agencies from entering into procurement contracts with an entity that uses biotechnology equipment or services from a biotechnology company of concern, we continue to take risk mitigation measures to reduce our supply chain risk in the event that WuXi Biologics or one of our other manufacturers or other supply chain vendors is impacted. Although the BIOSECURE Act did not become law in 2024, it may be proposed again in 2025 and we have secured second source drug product manufacturing in the U.S. and have entered into an agreement with Samsung Biologics for drug substance supply. We intend to continue to identify and select additional source suppliers, including those based in the U.S. and EU, for our contract development, manufacturing, testing, and storage needs. We will also continue to closely monitor geopolitical risk and implement additional mitigations and supply chain redundancies, as needed. See the section titled, Risk Factor - Risks Related to Our Reliance on Third Parties - “We currently rely, and plan to rely in the future, on third parties to conduct and support our preclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our programs.”

Intellectual Property

Overview

We strive to protect the proprietary programs and technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our programs, their methods of use, related technologies, diagnostics, and other inventions.

Patent Rights Relating to Our IL-13 Program

As of January 31, 2025, we own eight patent families directed to antibodies that target IL-13, including APG777, pharmaceutical formulations and compositions, and methods of using those antibodies. The first patent family is directed to compositions of matter and includes patent applications filed in the U.S. and in foreign jurisdictions including Europe, Japan and China. If issued, we would expect these patents to expire in 2043, absent any applicable patent term extensions. The second patent family is directed to methods of using APG777 and includes an international (PCT) patent application and applications in Argentina and Taiwan. If the PCT application is pursued in the U.S. or any foreign jurisdictions and matures into one or more issued patents, or the Argentina or Taiwan applications mature into issued patents, we would expect those patents to expire in 2044, absent any applicable patent term extensions. The third patent family is directed to pharmaceutical formulations containing APG777 and includes a PCT application. If the PCT application is pursued in the U.S. or any foreign jurisdictions and matures into one or more issued patents, we would expect those patents to expire in 2044, absent any applicable patent term extensions. The fourth patent family is directed to other APG777 compositions and includes a PCT application and applications filed in Argentina and Taiwan. If the PCT application is pursued in the U.S. or any foreign jurisdictions and matures into one or more issued patents, or the Argentina or Taiwan applications mature into one or more issued patents, we would expect those patents to expire in 2044, absent any applicable patent term extensions. The remaining four patent families are directed to other APG777 compositions and methods of using APG777 and each family, as of January 31, 2025, includes between one and three provisional applications. If these provisional applications are pursued non-provisionally and mature into one or more issued patents, we would expect those patents to expire in 2045 and 2046, absent any applicable patent term extensions.

Patent Rights Relating to Our IL‑4Ra Program

As of January 31, 2025, we own four patent families directed to antibodies that target IL-4Ra, including APG808, and methods of using those antibodies. The first patent family includes a PCT application and patent applications in Argentina and Taiwan. If the PCT application is pursued in the U.S. or any foreign jurisdictions and matures into one or more issued patents, or the Argentina or Taiwan applications mature issued patents, we would expect those patents to expire in 2044, absent any applicable patent term extensions. The second patent family is directed to methods of using APG808 and includes a PCT application. If the PCT application is pursued in the U.S. or any foreign jurisdictions and matures into one or more issued patents, we would expect those patents to expire in 2045, absent any applicable patent term extensions. The remaining two patent families are directed to APG808 compositions and methods of using APG808 and as of January 31, 2025, each family includes one provisional patent application. If these provisional applications are pursued non-provisionally and mature into one or more issued patents, we would expect those patents to expire in 2045, absent any applicable patent term extensions.

Patent Rights Relating to Our OX40L Program

As of January 31, 2025, we own four patent families directed to antibodies that target OX40L, including APG990, and methods of using those antibodies and formulations thereof. The first patent family includes a PCT application and applications in Argentina and Taiwan. If the PCT application is pursued in the U.S. or any foreign jurisdictions and matures into an issued patent or the Argentina or Taiwan applications are pursued and mature into issued patents, we would expect those patents to expire in 2044, absent any applicable patent term extensions. The second, third and fourth patent families are directed to pharmaceutical formulations and compositions including APG990 and methods of using APG990 and as of January 31, 2025, each family includes one or two provisional applications. If these provisional applications are pursued non-provisionally and mature into one or more issued patents, we would expect those patents to expire in 2045, absent any applicable patent term extensions.

Patent Rights Relating to Our TSLP Program

As of January 31, 2025, we have licensed one patent family from Paragon directed to antibodies that target TSLP, including APG333, and methods of using those antibodies. As of January 31, 2025, this family includes three provisional applications. If these provisional applications are pursued non-provisionally and mature into one or more issued patents, we would expect those patents to expire in 2045, absent any applicable patent term extensions. We also own two patent families directed to compositions of TSLP antibodies, including APG333, and methods of using APG333. As of January 31, 2025, each of these families includes one provisional application. If these provisional applications are pursued non-provisionally and mature into one or more issued patents, we would expect those patents to expire in 2045, absent any applicable patent term extensions.

Patent Rights Relating to Our Combination Programs

As of January 31, 2025, we own six patent families directed to combinations of APG777, APG990, APG333 and/or APG808 and pharmaceutical formulations and compositions thereof. As of January 31, 2025, each of these families includes between one and three provisional applications. If these provisional applications are pursued non-provisionally and mature into one or more issued patents, we would expect those patents to expire in 2045, absent any applicable patent term extensions. We have also licensed three patent families from Paragon directed to combinations of APG777, APG990, APG333 and/or APG808 and methods of using those combinations. As of January 31, 2025, each of these families includes between one and three provisional applications. If these provisional applications are pursued non-provisionally and mature into one or more issued patents, we would expect those patents to expire in 2045, absent any applicable patent term extensions.

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

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries in which we have filed, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office (“USPTO”) in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. The term of a patent that covers a drug or biological product may also be eligible for patent term extension when FDA approval is granted for a portion of the term effectively lost as a result of the FDA regulatory review period, subject to certain limitations and provided statutory and regulatory requirements are met. Any such patent term extension can be for no more than five years, only one patent per approved product can be extended, the extension cannot extend the total patent term beyond 14 years from approval, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. We may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. In the future, if and when our product candidates receive approval from the FDA or foreign regulatory authorities, we expect to apply for patent term extensions in applicable jurisdictions on issued patents we may obtain in the future covering those products, depending upon the length of the clinical trials for each product and other factors. There can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents.

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

Trademark Rights Relating to the Apogee Therapeutics Name and Logo

As of January 31, 2025, we own a U.S. trademark registration for the Apogee logo and the mark APOGEE THERAPEUTICS for research and development services of new pharmaceutical products. We also obtained a Statement of Grant of Protection in the UK for the APOGEE THERAPEUTICS mark for research and development services of new pharmaceutical products. The Apogee logo and the APOGEE THERAPEUTICS mark are also pending registration in several other countries.

Employees and Human Capital Resources

As of December 31, 2024, we had 196 full-time employees, 47 of whom have Ph.D. or M.D. degrees. Of these full-time employees, 144 employees are engaged in research and development. We also retain independent contractors as needed to support our organization’s needs. None of our employees are represented by labor unions or covered under collective bargaining agreements. We consider our relationship with our employees to be good.

We believe our employees are critical to our success and ability to achieve our business objectives. To that end, we are focused on retaining, developing and engaging our existing employees, and attracting high performing talent to join our team. Our rewards package (cash and equity-based compensation, 401(k) and health and welfare benefits plans) is a key tool in retaining, engaging and rewarding our team. We are also committed to the continued learning and development of our employees, which we believe will enable us to do our best work for patients. We encourage our team members to attend conferences and seminars and take continuing education courses to further their development.

We expect to continue to build our team to ensure we can effectively execute against our clinical plans. As we grow, we strive to retain the fast-paced, psychologically safe and entrepreneurial culture that embodies our four C.O.R.E. values: Caring, Original, Resilient and Egoless.

Government Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of biologics such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. Generally, before a new therapeutic product can be marketed, considerable data demonstrating a biological product candidate’s quality, safety, purity and potency, or a small molecule drug candidate’s quality, safety and efficacy, must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority. For biological product candidates, potency is similar to efficacy and is interpreted to mean the specific ability or capacity of the product, as indicated by appropriate laboratory tests or by adequately controlled clinical data obtained through the administration of the product in the manner intended, to effect a given result.

Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-marketing may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications from the sponsor, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on our company and our products or product candidates.

U.S. Biologics Regulation

In the United States, biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act (“FDCA”), the Public Health Service Act (“PHSA”) and other federal, state, local, and foreign statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or following approval may subject an applicant to administrative action and judicial sanctions. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•
completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices (“GLP”) regulation;
•
submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
•
approval by an independent institutional review board (“IRB”), or ethics committee at each clinical site before the trial is commenced;
•
manufacture of the proposed biologic candidate in accordance with cGMPs;
•
performance of adequate and well-controlled human clinical trials in accordance with GCP requirements to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
•
preparation of and submission to the FDA of a BLA, after completion of all pivotal clinical trials;
•
satisfactory completion of an FDA Advisory Committee review, if applicable;
•
a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;

•
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
•
FDA review and approval of a BLA to permit commercial marketing of the product for particular indications for use in the United States.

Preclinical and Clinical Development

Prior to beginning any clinical trial with a product candidate in the United States, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol or protocols for preclinical studies and clinical trials. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product, chemistry, manufacturing and controls information, and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30‑day period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

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

•
Phase 1. The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
•
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
•
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

In addition, under the Pediatric Research Equity Act (“PREA”), a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The Food and Drug Administration Safety and Innovation Act requires that a sponsor who is planning to submit a marketing application for a biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial pediatric study plan (“PSP”) within 60 days after an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted.

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

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a risk evaluation and mitigation strategy (“REMS”) to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre-and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

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

Combination Therapy

Combination therapy is a treatment modality that involves the use of two or more drugs to be used in combination to treat a disease or condition. If those drugs are combined in one dosage form, such as one pill, that is known as a fixed dose combination product and it is reviewed pursuant to the FDA’s Combination Rule at 21 CFR 300.50. The rule provides that two or more drugs may be combined in a single dosage form when each component contributes to the claimed effects and the dosage of each component (amount, frequency, duration) is such that the combination is safe and effective for a significant patient population requiring such concurrent therapy as defined in the labeling for the drug.

But not all combination therapy falls under the category of a fixed dose combination. For example, the FDA recognizes that two drugs in separate dosage forms and in separate packaging, that otherwise might be administered as monotherapy for an indication, also may be used in combination for the same indication. In 2013, the FDA issued guidance to assist sponsors that were developing the range of combination therapies that fall outside the category of fixed dose combinations. That guidance provides recommendations and advice on such topics as: (1) assessment at the outset whether two or more therapies are appropriate for use in combination; (2) guiding principles for nonclinical and clinical development of the combination; (3) options for regulatory pathways to seek marketing approval of the combination; and (4) post-marketing safety monitoring and reporting obligations. Given the wide range of potential combination therapy variations, the FDA indicated it intends to assess each potential combination on a case-by case basis and encouraged sponsors to engage in early and regular consultation with the relevant review division at the agency throughout the development process for its proposed combination.

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. After a BLA is approved for a biological product, the product also may be subject to official lot release. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, and potency or effectiveness of biologics. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which the FDA assesses an annual program fee for each product identified in an approved BLA. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented.

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

•
restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;
•
fines, warning letters or holds on post-approval clinical studies;
•
refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
•
product seizure or detention, or refusal of the FDA to permit the import or export of products;
•
consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•
mandated modification of promotional materials and labeling and the issuance of corrective information;
•
the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•
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

The FDA has issued guidance documents intended to inform prospective applicants and facilitate the development of proposed biosimilars and interchangeable biosimilars, as well as to describe the FDA’s interpretation of certain statutory requirements added by the BPCIA.

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

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In July 2018, the FDA announced an action plan to encourage the development and efficient review of biosimilars, including the establishment of a new office within the agency that will focus on therapeutic biologics and biosimilars. On December 20, 2020, Congress amended the PHSA as part of the COVID‑19 relief bill to further simplify the biosimilar review process by making it optional to show that conditions of use proposed in labeling have been previously approved for the reference product, which used to be a requirement of the application. In addition, government proposals have sought to reduce the 12‑year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation, and impact of the BPCIA is subject to significant uncertainty.

As discussed below, the Inflation Reduction Act of 2022 (IRA) is a significant new law that intends to foster generic and biosimilar competition and to lower drug and biologic costs.

Other Healthcare Laws and Compliance Requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation: the federal Anti-Kickback Statute (“AKS”); the federal False Claims Act (“FCA”); the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and similar foreign, federal and state fraud, abuse and transparency laws.

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

The U.S. federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to the Centers for Medicaid & Medicare Services (“CMS”) information related to payments or other transfers of value to various healthcare professionals including physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, certified nurse-midwives, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning on January 1, 2023, California Assembly Bill 1278 requires California physicians and surgeons to notify patients of the Open Payments database established under the federal Physician Payments Sunshine Act.

We are also subject to federal price reporting laws and federal consumer protection and unfair competition laws. Federal price reporting laws require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/ or discounts on approved products. Federal consumer protection and unfair competition laws broadly regulate marketplace activities and activities that potentially harm consumers.

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

For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health (“HITECH”), and their respective implementing regulations imposes data privacy, security, and breach notification obligations on certain health care providers, health plans, and health care clearinghouses, known as covered entities, as well as their business associates and their covered subcontractors that perform certain services that involve using, disclosing, creating, receiving, maintaining, or transmitting individually identifiable protected health information (“PHI”) for or on behalf of such covered entities. These requirements imposed by HIPAA and the HITECH Act on covered entities and business associates include entering into agreements that require business associates protect PHI provided by the covered entity against improper use or disclosure, among other things; following certain standards for the privacy of PHI, which limit the disclosure of a patient’s past, present, or future physical or mental health or condition or information about a patient’s receipt of health care if the information identifies, or could reasonably be used to identify, the individual; ensuring the confidentiality, integrity, and availability of all PHI created, received, maintained, or transmitted in electronic form, to identify and protect against reasonably anticipated threats or impermissible uses or disclosures to the security and integrity of such PHI; and reporting of breaches of PHI to individuals and regulators.

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

In addition, state health information privacy laws, such as California’s Confidentiality of Medical Information Act and Washington’s My Health My Data Act, govern the privacy and security of health-related information, specifically, may apply even when HIPAA does not and impose additional requirements.

Even when HIPAA and state health information privacy laws do not apply, according to the FTC and state Attorneys General, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act and state consumer protection laws.

In addition, certain state laws, such as the California Consumer Privacy Act of 2018 (“CCPA”), as amended by the California Privacy Rights Act of 2020, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA in various ways. Numerous other states have passed similar laws, but many differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. The CCPA applies to personal data of consumers, business representatives, and employees, and imposes obligations on certain businesses that do business in California, including to provide specific disclosures in privacy notices, and affords rights to California residents in relation to their personal information. Health information falls under the CCPA’s definition of personal information where it identifies, relates to, describes, or is reasonably capable of being associated with or could reasonably be linked, directly or indirectly, with a particular consumer or household — unless it is subject to HIPAA — and is included under a new category of personal information, “sensitive personal information,” which is offered greater protection. The numerous other comprehensive privacy laws that have passed or are being considered in other states, as well as at the federal and local levels, also exempt some data processed in the context of clinical trials; but others exempt covered entities and business associates subject to HIPAA altogether, further complicating compliance efforts, and increasing legal risk and compliance costs for us and the third parties upon whom we rely.

Additionally, our use of artificial intelligence and machine learning may be subject to laws and evolving regulations regarding the use of artificial intelligence and machine learning, controlling for data bias, and antidiscrimination.

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

Coverage and Reimbursement

In the U.S. and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow it to establish or maintain pricing sufficient to realize a sufficient return on its investment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.

Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical or biological product for which we obtain regulatory approval. Sales of any product, if approved, depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement, if any, for such product by third-party payors. Decisions regarding whether to cover any of our product candidates, if approved, the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Factors payors consider in determining reimbursement are based on whether the product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
cost-effective; and
•
neither experimental nor investigational.

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

In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. The IRA provides CMS with significant new authorities intended to curb drug costs and to encourage market competition. For the first time, CMS will be able to directly negotiate prescription drug prices and to cap out-of-pocket costs. Each year, CMS will select and negotiate a preset number of high-spend drugs and biologics that are covered under Medicare Part B and Part D that do not have generic or biosimilar competition. On August 29, 2023, HHS announced the list of the first ten drugs subject to price negotiations. These price negotiations occurred in 2024. In January 2025, CMS announced a list of 15 additional Medicare Part D drugs that will be subject to price negotiations. The IRA also provides a new “inflation rebate” covering Medicare patients that took effect in 2023 and is intended to counter certain price increases in prescriptions drugs. The inflation rebate provision requires drug manufacturers to pay a rebate to the federal government if the price for a drug or biologic under Medicare Part B and Part D increases faster than the rate of inflation. To support biosimilar competition, beginning in October 2022, qualifying biosimilars may receive a Medicare Part B payment increase for a period of five years. Separately, if a biologic drug for which no biosimilar exists delays a biosimilar’s market entry beyond two years, CMS will be authorized to subject the biologics manufacturer to price negotiations intended to ensure fair competition. Notwithstanding these provisions, the IRA’s impact on commercialization and competition remains largely uncertain.

In addition, net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Increasingly, third-party payors are requiring that drug companies provide them with predetermined rebates from list prices. We cannot be sure that reimbursement will be available for any product candidate that we may commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

Finally, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower.

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

Individual states in the U.S. have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for its drugs or put pressure on its drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

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

Regulation in the European Union

European Data Laws

The collection and use of personal health data and other personal data in the EU is governed by the provisions of the European General Data Protection Regulation (EU) 2016/679 (“GDPR”), which came into force in May 2018, and related data protection laws in individual EU Member States. The GDPR imposes a number of strict obligations and restrictions on the ability to process, including collecting, analyzing and transferring, personal data of individuals, in particular with respect to health data from clinical trials and adverse event reporting. The GDPR includes requirements relating to the legal basis of the processing (such as consent of the individuals to whom the personal data relates), the information provided to the individuals prior to processing their personal data, the personal data breaches which may have to be notified to the national data protection authorities and data subjects, the measures to be taken when engaging processors, and the security and confidentiality of the personal data. EU Member States may also impose additional requirements in relation to health, genetic and biometric data through their national legislation.

In addition, the GDPR imposes specific restrictions on the transfer of personal data to countries outside of the European Economic Area (“EEA”) that are not considered by the European Commission (“EC”) to provide an adequate level of data protection. Appropriate safeguards are required to enable such transfers. Among the appropriate safeguards that can be used, the data exporter may use the standard contractual clauses (“SCCs”). When relying on SCCs, data exporters are also required to conduct a transfer risk assessment to verify if anything in the law and/or practices of the third country may impinge on the effectiveness of the SCCs in the context of the transfer at stake and, if so, to identify and adopt supplementary measures that are necessary to bring the level of protection of the data transferred to the EU standard of essential equivalence. Where no supplementary measure is suitable, the data exporter should avoid, suspend or terminate the transfer. With regard to the transfer of data from the EEA to the United States, on July 10, 2023, the EC adopted its adequacy decision for the EU-US Data Privacy Framework. On the basis of the new adequacy decision, personal data can flow from the EEA to U.S. companies participating in the framework. With regard to the transfer of data from the EU to the United Kingdom (“UK”), personal data may freely flow from the EEA to the UK since the UK is deemed to have an adequate data protection level. However, the adequacy decisions include a ‘sunset clause’ which entails that the decisions will automatically expire four years after their entry into force, unless renewed.

Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States may result in significant monetary fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater, other administrative penalties and a number of criminal offenses for organizations and, in certain cases, their directors and officers, as well as civil liability claims from individuals whose personal data was processed.

Data protection authorities from the different EU Member States may still implement certain variations, enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing personal data in the EU.

Furthermore, there are specific requirements relating to processing health data from clinical trials, including public disclosure obligations provided in the EU Clinical Trials Regulation No. 536/2014 (CTR), EMA disclosure initiatives and voluntary commitments by industry. Failure to comply with these obligations could lead to government enforcement actions and significant penalties against us, harm to our reputation, and adversely impact our business and operating results.

Additionally, following the UK’s withdrawal from the EU and the EEA, companies also have to comply with the UK’s data protection laws (including the UK GDPR (as defined in section 3(10) (as supplemented by section 205(4)) of the Data Protection Act 2018 (“DPA 2018”)), the DPA 2018, and related data protection laws in the UK). Separate from the fines that can be imposed by the GDPR, the UK regime has the ability to fine up to the greater of £17.5 million or 4% of global turnover.

Companies are subject to specific transfer rules under the UK regime which broadly mirror the GDPR rules. On February 2, 2022, the UK Secretary of State laid before the UK Parliament the international data transfer agreement (“IDTA”) and the international data transfer addendum to the EC’s standard contractual clauses for international data transfers (“Addendum”) and a document setting out transitional provisions. The IDTA and Addendum came into force on March 21, 2022 and replaced the old SCCs for the purposes of the UK regime.

Regarding transfer from the UK to the EEA, personal data may flow freely since the EEA is deemed to have an adequate data protection level for purposes of the UK regime. With regard to the transfer of personal data from the UK to the United States, the UK government has adopted an adequacy decision for the United States, the UK-US Data Bridge, which came into force on October 12, 2023. The UK-US Data Bridge recognizes the United States as offering an adequate level of data protection where the transfer is to a U.S. company participating in the EU-US Data Privacy Framework and the UK Extension.

Drug and Biologic Development Process

Regardless of where they are conducted, all clinical trials included in applications for marketing authorization (“MA”) for human medicines in the EU/EEA must have been carried out in accordance with EU regulations. This means that clinical trials conducted in the EU/EEA have to comply with EU clinical trial legislation but also that clinical trials conducted outside the EU/EEA have to comply with ethical principles equivalent to those set out in the EEA, including adhering to international good clinical practice and the Declaration of Helsinki. The conduct of clinical trials in the EU is governed by the CTR, which entered into force on January 31, 2022. The CTR replaced the Clinical Trials Directive 2001/20/EC, (“Clinical Trials Directive”) and introduced a complete overhaul of the existing regulation of clinical trials for medicinal products in the EU.

Under the new CTR, a sponsor is able to submit a single application for approval of a clinical trial through a centralized EU clinical trials portal (“the Clinical Trials Information System” or “CTIS”). One national regulatory authority (the reporting EU member state proposed by the applicant) will take the lead in validating and evaluating the application consult and coordinate with the other concerned EU Member States. If an application is rejected, it may be amended and resubmitted through the EU clinical trials portal. If an approval is issued, the sponsor may start the clinical trial in all concerned EU Member States. However, a concerned EU member state may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in such member state. The CTR also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU Database.

Since January 31, 2023, submission of initial clinical trial applications via CTIS is mandatory and CTIS serves as the single entry point for submission of clinical trial-related information and data. By January 31, 2025, all ongoing trials approved under the former Clinical Trials Directive will need to comply with the CTR and have to be transitioned to CTIS. On July 19, 2023, the EC published guidance concerning the steps to be taken in this transition. This guidance provides, among other things, that (i) documentation which was previously assessed will not be reassessed, (ii) templates that were developed and endorsed by the EU Clinical Trials Expert Group to provide compliance with the CTR do not need to be updated and (iii) there is no need to retrospectively create a site suitability form, which are only necessary for new trial sites.

Under both the former regime and the new CTR, national laws, regulations, and the applicable GCP and Good Laboratory Practice standards must also be respected during the conduct of the trials, including the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines on Good Clinical Practice and the ethical principles that have their origin in the Declaration of Helsinki.

During the development of a medicinal product, the EMA and national regulators within the EU provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually done in the form of scientific advice, which is given by the Committee for Medicinal Products for Human Use (“CHMP”) on the recommendation of the Scientific Advice Working Party (“SAWP”). A fee is incurred with each scientific advice procedure, but is significantly reduced for designated orphan medicines. Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical studies, and pharmacovigilance plans and risk-management programs. Advice is not legally binding with regard to any future Marketing Authorization Application (“MAA”) of the product concerned.

Drug Marketing Authorization

In the EEA, after completion of all required clinical testing, pharmaceutical products may only be placed on the market after obtaining a MA. To obtain an MA of a drug under EU regulatory systems, an applicant can submit an MAA through, amongst others, a centralized or decentralized procedure.

To be used or sold in the UK, a drug must have an effective MA obtained by a centralized application through EMA or a national application. National applications are governed by the Human Medicines Regulations (SI 2012/1916). Applications are made electronically through the Medicines and Healthcare products Regulatory Agency (“MHRA”) Submissions Portal. The process from application to authorizations generally takes up to 210 days, excluding time taken to provide any additional information or data required by the MHRA.

On August 30, 2023, the MHRA published detailed guidance on its recently announced new International Reliance Procedure (“IRP”) for MAAs. The IRP applies since January 1, 2024 and replaces existing EU reliance procedures to apply for authorizations from seven international regulators (e.g. Health Canada, Swiss Medic, FDA, EMA, among others). The IRP allows medicinal products approved in other jurisdictions that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update a MA in the UK. Applicants can submit initial MAAs to the IRP but the procedure can also be used throughout the lifecycle of a product for post-authorization procedures including line extensions, variations and renewals.

Centralized Authorization Procedure

The centralized procedure provides for the grant of a single MA that is issued by the EC following the scientific assessment of the application by the European Medicines Agency (“EMA”) that is valid for all EU Member States as well as in the three additional EEA Member States (Norway, Iceland and Liechtenstein). The centralized procedure is compulsory for specific medicinal products, including for medicines developed by means of certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (gene therapy, somatic cell therapy, or tissue engineered medicines) and medicinal products with a new active substance indicated for the treatment of certain diseases (HIV/AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases). For medicinal products containing a new active substance not yet authorized in the EEA before May 20, 2004 and indicated for the treatment of other diseases, medicinal products that constitute significant therapeutic, scientific or technical innovations or for which the grant of a MA through the centralized procedure would be in the interest of public health at EU level, an applicant may voluntarily submit an application for a MA through the centralized procedure.

Under the centralized procedure, the Committee for Medicinal Products for Human Use (“CHMP”) established at the EMA, is responsible for conducting the initial assessment of a drug. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. Under the centralized procedure, the timeframe for the evaluation of an MAA by the EMA’s CHMP is, in principle, 210 days from receipt of a valid MAA. However, this timeline excludes clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, so the overall process typically takes a year or more, unless the application is eligible for an accelerated assessment. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. Upon request, the CHMP can reduce the time frame to 150 days if the applicant provides sufficient justification for an accelerated assessment. The CHMP will provide a positive opinion regarding the application only if it meets certain quality, safety and efficacy requirements. This opinion is then transmitted to the EC, which has the ultimate authority for granting MA within 67 days after receipt of the CHMP opinion.

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

Risk Management Plan

All new MAAs must include a Risk Management Plan (“RMP”) describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. RMPs are continually modified and updated throughout the lifetime of the medicine as new information becomes available. An updated RMP must be submitted: (i) at the request of EMA or a national competent authority, or (ii) whenever the risk-management system is modified, especially as the result of new information being received that may lead to a significant change to the benefit-risk profile or as a result of an important pharmacovigilance or risk-minimization milestone being reached. The regulatory authorities may also impose specific obligations as a condition of the MA. Since October 20, 2023, all RMPs for centrally authorized products are published by the EMA, subject only to limited redactions.

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

For the UK, the period of three years during which the drug has not been marketed in Great Britain will be restarted from the date of conversion to a Great Britain MA. Conversion refers to the procedure by which, as of January 1, 2021, MAs granted on the basis of a centralized procedure in the EU are only valid in Northern Ireland but not in Great Britain, whereas, prior EU authorizations have all been automatically converted into UK MAs effective in Great Britain only.

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

Advanced Therapy Medicinal Products

In the EU, medicinal products, including advanced therapy medicinal products (“ATMPs”) are subject to extensive pre-and post-market regulation by regulatory authorities at both the EU and national levels. ATMPs comprise gene therapy products, somatic cell therapy products and tissue engineered products, which are genes, cells or tissues that have undergone substantial manipulation and that are administered to human beings in order to cure, diagnose or prevent diseases or regenerate, repair or replace a human tissue. Pursuant to Regulation (EC) No 1394/2007, the Committee for Advanced Therapies (“CAT”) is responsible in conjunction with the CHMP for the evaluation of ATMPs. The CHMP and CAT are also responsible for providing guidelines on ATMPs. These guidelines provide additional guidance on the factors that the EMA will consider in relation to the development and evaluation of ATMPs and include, among other things, the preclinical studies required to characterize ATMPs. Although such guidelines are not legally binding, compliance with them is often necessary to gain and maintain approval for product candidates.

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

Exceptional Circumstances/Conditional Approval

Similar to accelerated approval regulations in the United States, conditional MAs can be granted in the EU in exceptional circumstances. A conditional MA can be granted for medicinal products where, although comprehensive clinical data referring to the safety and efficacy of the medicinal product have not been supplied, a number of criteria are fulfilled: (i) the benefit/risk balance of the product is positive, (ii) it is likely that the applicant will be in a position to provide the comprehensive clinical data, (iii) unmet medical needs will be fulfilled by the grant of the MA and (iv) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. Once a conditional MA has been granted, the MA holder must fulfil specific obligations within defined timelines. A conditional MA is valid for one year and must be renewed annually, but it can be converted into a standard MA once the MA holder fulfils the obligations imposed and the complete data confirm that the medicine’s benefits continue to outweigh its risks.

Data and Market Exclusivity

As in the United States, it may be possible to obtain a period of market and / or data exclusivity in the EU that would have the effect of postponing the entry into the marketplace of a competitor’s generic, hybrid or biosimilar product (even if the pharmaceutical product has already received a MA) and prohibiting another applicant from relying on the MA holder’s pharmacological, toxicological and clinical data in support of another MA for the purposes of submitting an application, obtaining MA or placing the product on the market. Innovative medicinal products, referred to as New Chemical Entities (“NCE”) approved in the EU qualify for eight years of data exclusivity and 10 years of marketing exclusivity.

An additional non-cumulative one-year period of marketing exclusivity is possible if during the data exclusivity period (the first eight years of the 10‑year marketing exclusivity period), the MA holder obtains an authorization for one or more new therapeutic indications that are deemed to bring a significant clinical benefit compared to existing therapies.

The data exclusivity period begins on the date of the product’s first MA in the EU. After eight years, a generic product application may be submitted, and generic companies may rely on the MA holder’s data. However, a generic product cannot launch until two years later (or a total of 10 years after the first MA in the EU of the innovator product), or three years later (or a total of 11 years after the first MA in the EU of the innovator product) if the MA holder obtains MA for a new indication with significant clinical benefit within the eight-year data exclusivity period. Additionally, another noncumulative one-year period of data exclusivity can be added to the eight years of data exclusivity where an application is made for a new indication for a well-established substance, provided that significant pre-clinical or clinical studies were carried out in relation to the new indication. Another year of data exclusivity may be added to the eight years, where a change of classification of a pharmaceutical product has been authorized on the basis of significant pre-trial tests or clinical trials (when examining an application by another applicant for or holder of market authorization for a change of classification of the same substance the competent authority will not refer to the results of those tests or trials for one year after the initial change was authorized).

Products may not be granted data exclusivity since there is no guarantee that a product will be considered by the EU’s regulatory authorities to include a NCE. Even if a compound is considered to be a NCE and the MA applicant is able to gain the prescribed period of data exclusivity, another company nevertheless could also market another version of the medicinal product if such company can complete a full MAA with their own complete database of pharmaceutical tests, preclinical studies and clinical trials and obtain MA of its product.

On April 26, 2023, the EC submitted a proposal for the reform of the European pharmaceutical legislation. The current draft envisages e.g., a shortening of the periods of data exclusivity, however, there is currently neither a final version of this draft nor a date for its entry into force. While the European Parliament adopted its approving position on the reform on April 10, 2024, no further required legislative steps have been taken since.

Orphan Designation and Exclusivity

The criteria for designating an orphan medicinal product in the EU are similar in principle to those in the United States. The EMA grants orphan drug designation if the medicinal product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the EU (prevalence criterion). In addition, Orphan Drug Designation can be granted if, for economic reasons, the medicinal product would be unlikely to be developed without incentives and if there is no other satisfactory method approved in the EU of diagnosing, preventing, or treating the condition, or if such a method exists, the proposed medicinal product is a significant benefit to patients affected by the condition. An application for orphan drug designation (which is not a MA, as not all orphan-designated medicines reach the authorization application stage) must be submitted first before an application for MA of the medicinal product is submitted. The applicant will receive a fee reduction for the MAA if the orphan drug designation has been granted, but not if the designation is still pending at the time the MA is submitted, and sponsors must submit an annual report to EMA summarizing the status of development of the medicine. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Designated orphan medicines are eligible for conditional MA.

The EMA’s Committee for Orphan Medicinal Products (“COMP”) reassesses the orphan drug designation of a product in parallel with the review for a MA; for a product to benefit from market exclusivity it must maintain its orphan drug designation at the time of MA review by the EMA and approval by the EC. Additionally, any MA granted for an orphan medicinal product must only cover the therapeutic indication(s) that are covered by the orphan drug designation. Upon the grant of a MA, orphan drug designation provides up to ten years of market exclusivity in the orphan indication.

During the 10-year period of market exclusivity, with a limited number of exceptions, the regulatory authorities of the EU Member States and the EMA may not accept applications for MA, accept an application to extend an existing MA or grant a MA for other similar medicinal products for the same therapeutic indication. A similar medicinal product is defined as a medicinal product containing a similar active substance or substances as contained in a currently authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan medicinal product can also obtain an additional two years of market exclusivity for an orphan-designated condition when the results of specific studies are reflected in the Summary of Product Characteristics (“SmPC”) addressing the pediatric population and completed in accordance with a fully compliant Pediatric Investigation Plan (“PIP”). No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.

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

Pediatric Development

In the EU, companies developing a new medicinal product are obligated to study their product in children and must therefore submit a PIP together with a request for agreement to the EMA. The EMA issues a decision on the PIP based on an opinion of the EMA’s Pediatric Committee (“PDCO”). Companies must conduct pediatric clinical trials in accordance with the PIP approved by the EMA, unless a deferral (e.g. until enough information to demonstrate its effectiveness and safety in adults is available) or waiver (e.g. because the relevant disease or condition occurs only in adults) has been granted by the EMA. The MAA for the medicinal product must include the results of all pediatric clinical trials performed and details of all information collected in compliance with the approved PIP, unless a waiver or a deferral has been granted, in which case the pediatric clinical trials may be completed at a later date. Medicinal products that are granted a MA on the basis of the pediatric clinical trials conducted in accordance with the approved PIP are eligible for a six month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) or, in the case of orphan medicinal products, a two year extension of the orphan market exclusivity. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the approved PIP are developed and submitted. An approved PIP is also required when a MA holder wants to add a new indication, medicinal form or route of administration for a medicine that is already authorized and covered by intellectual property rights.

In the UK, the MHRA has published guidance on the procedures for UK Paediatric Investigation Plans (“PIPs”) which, where possible, mirror the submission format and requirements of the EU system. EU PIPs remain applicable for Northern Ireland and EU PIPs agreed by the EMA prior to January 1, 2021 have been adopted as UK PIPs.

PRIME Designation

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The Priority Medicines (“PRIME”) scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small-and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies on the basis of compelling non-clinical data and tolerability data from initial clinical trials. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted. Importantly, once a candidate medicine has been selected for the PRIME scheme, a dedicated contact point and rapporteur from the CHMP or from CAT are appointed facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting with the CHMP/CAT rapporteur initiates these relationships and includes a team of multidisciplinary experts to provide guidance on the overall development plan and regulatory strategy. PRIME eligibility does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval.

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

The manufacturing process for pharmaceutical products in the EU is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations.

Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC (repealed by Directive 2017/1572 on January 31, 2022), Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice (“GMP”). These requirements include compliance with EU GMP standards when manufacturing pharmaceutical products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU. Amendments or replacements of at least Directive 2001/83/EC and Regulation (EC) No 726/2004 are part of the reform proposal for European pharmaceutical legislation. Similarly, the distribution of pharmaceutical products into and within the EU is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of the EU Member States. The manufacturer or importer must have a qualified person who is responsible for certifying that each batch of product has been manufactured in accordance with GMP, before releasing the product for commercial distribution in the EU or for use in a clinical trial. Manufacturing facilities are subject to periodic inspections by the competent authorities for compliance with GMP.

Sales and Marketing Regulations

The advertising and promotion of our products is also subject to EU laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other national legislation of individual EU Member States may apply to the advertising and promotion of medicinal products and may differ from one country to another. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s SmPC as approved by the competent regulatory authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. It forms an intrinsic and integral part of the MA granted for the medicinal product. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion. All advertising and promotional activities for the product must be consistent with the approved SmPC and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription-only medicines is also prohibited in the EU. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on its promotional activities with healthcare professionals. EU regulation with regards to dispensing, sale and purchase of medicines has generally been preserved in the UK following Brexit, through the HMRs. However, organizations wishing to sell medicines online need to register with the MHRA. Following Brexit, the requirements to display the common logo no longer apply to UK-based online sellers, except for those established in Northern Ireland.

Anti-Corruption Legislation

In the EU, interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct both at EU level and in the individual EU Member States. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the EU. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of the EU Member States. Violation of these laws could result in substantial fines and imprisonment.

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

The UK government has adopted the Medicines and Medical Devices Act 2021 (“MMDA”) to enable the UK’s regulatory frameworks to be updated following the UK’s departure from the EU. The MMDA introduces regulation-making, delegated powers covering the fields of human medicines, clinical trials of human medicines, veterinary medicines and medical devices. The MHRA has since been consulting on future regulations for medicines and medical devices in the UK.

For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension of clinical trials, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Additional Regulation

In addition to the foregoing, local, state and federal laws, including in the United States and Israel, regarding such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous or biohazardous substances, we could be liable for damages, environmental remediation, and/or governmental fines. We believe that we are in material compliance with applicable environmental laws and occupational health and safety laws that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations. We may incur significant costs to comply with such laws and regulations now or in the future.

General Information

Our internet address is www.apogeetherapeutics.com. No portion of our website, or any other website that may be referenced, is incorporated by reference into this Annual Report.

You are advised to read this Annual Report in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission (“SEC”). The SEC maintains information for electronic filers (including Apogee) at its website at www.sec.gov. We make our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports, available on our internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before you decide to invest in our common stock, you should consider carefully the risks described below, together with the other information contained in this Annual Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes. We believe the risks described below are the risks that are material to us as of the date of this Annual Report. Some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past, and instead reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

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
•
We are substantially dependent on the success of our programs, APG777, APG990, APG333 and APG808, including in combination, and our ongoing and anticipated clinical trials of such programs may not be successful.
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

Developing biotechnology products is a very long, time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for our programs, APG777, APG990, APG333 and APG808 and advance our other programs, including combination programs, and any future programs and product candidates. Even if one or more of the programs that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities to launch any such product. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies to perform preclinical studies or clinical trials in addition to those that we are currently conducting or anticipate.

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

We do not have any committed external sources of funds and adequate additional financing may not be available to us on acceptable terms, or at all. We may be required to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financing may dilute our stockholders or the failure to obtain such financing may restrict our operating activities. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our business. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect your rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to future collaborations with third parties, we may have to relinquish valuable rights to our programs, or grant licenses on terms that are not favorable to us. Our ability to raise additional capital may be adversely impacted by global macroeconomic conditions and volatility in the credit and financial markets in the United States and worldwide, including resulting from public health crises, the conflict between Russia and Ukraine or the conflicts in the Middle East. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our programs, clinical trials or future commercialization efforts.

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

We have incurred significant net losses in each period since we commenced operations in February 2022. We generated net losses of $182.1 million and $84.0 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $305.9 million. We expect to continue to incur significant losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND, biologics license application (“BLA”) or similar application and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA requests prior to commencing future clinical trials, the start of such clinical trials may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any future clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials, delay the enrollment of our clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to clinical trial applications in other countries, including countries in the EU.

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

We are substantially dependent on the success of our programs, APG777, APG990, APG333 and APG808, including in combination, and our ongoing and anticipated trials may not be successful.

Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, our programs, APG777, APG990, APG333 and APG808, including potential combinations of certain of our programs. We are investing a majority of our efforts and financial resources into the research and development of these programs. We commenced dosing in the Phase 2 clinical trial of APG777 in patients with moderate-to-severe AD in May 2024, commenced dosing of the first participants in the Phase 1 clinical trial of APG990 in August 2024, and initiated a Phase 1 clinical trial of APG333 in healthy volunteers in December 2024. In March 2024, we commenced dosing of the first healthy volunteers in the APG808 Phase 1 trial of APG808 in Australia and, in September 2024, we commenced dosing of the first asthma patients as a cohort in that Phase 1 trial. The success of our programs is dependent on observing a longer half-life of our programs in humans than other mAbs currently marketed and in development as we believe this longer half-life has the potential to result in a more favorable dosing schedule for our programs, assuming they successfully complete clinical development and obtain marketing approval. This is based in part on the assumption that the longer half-life we have observed in NHPs will translate into an extended half-life of our programs in humans. To the extent we do not observe this extended half-life when we dose humans with our programs or if there are unexpected tolerability issues, including when dosed in combination, it would significantly and adversely affect the clinical and commercial potential of our programs.

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

The success of our programs will depend on a variety of factors. We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. Accordingly, we cannot assure you that we will ever be able to generate revenue through the sale of these programs, even if approved. If we are not successful in commercializing APG777, APG990, APG333 or APG808, including potential combinations of certain of our programs, or are significantly delayed in doing so, our business will be materially harmed.

If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our programs may be delayed and our expenses may increase and, as a result, our stock price may decline.

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials, such as the expected timing for the topline data from our Phase 2 clinical trial of APG777 in AD; initial proof-of-concept data of APG777 in asthma; additional expected data from our Phase 1 clinical trial of APG808; and Phase 1 clinical trials of APG990 and APG333, as well as the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, or at all, the commercialization of our programs may be delayed or never achieved and, as a result, our stock price may decline. Additionally, delays relative to our projected timelines are likely to cause overall expenses to increase, which may require us to raise additional capital sooner than expected and prior to achieving targeted development milestones.

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

Before obtaining marketing approval from regulatory authorities for the sale of any program, we must complete preclinical studies and conduct extensive clinical trials to demonstrate the safety and efficacy of our program in humans. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process. For example, we depend on the availability of NHPs to conduct certain preclinical studies that we are required to complete prior to submitting an IND or foreign equivalent prior to initiating clinical development, and prior to submitting a marketing application. During the past several years, there was a global shortage of NHPs available for drug development. If the shortages occur in the future, this could cause significantly increased costs of obtaining or decreased availability of NHPs for our future preclinical studies. This could also result in delays in our development and approval timelines.

Furthermore, a failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their programs performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their programs. In addition, we expect to rely on patients to provide feedback on measures such as itch and quality of life, which are subjective and inherently difficult to evaluate. These measures can be influenced by factors outside of our control, and can vary widely from day-to-day for a particular patient, and from patient to patient and from site to site within a clinical trial.

We cannot be sure that the FDA will agree with our clinical development plan. We used the data from our Phase 1 trial of APG777 in healthy volunteers to support our Phase 2 trial in AD and plan to use such data to support Phase 2 trials in other I&I indications. If the FDA requires us to conduct additional trials, enroll additional patients, or imposes trial enrollment restrictions for APG777 or any of our other programs, our development timelines may be delayed. We cannot be sure that submission of an IND, BLA or similar application will result in the FDA or comparable foreign regulatory authorities, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Events that may prevent successful or timely initiation or completion of clinical trials include: inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials; delays in reaching a consensus with regulatory authorities on study design or implementation of the clinical trials; delays or failure in obtaining regulatory authorization to commence a trial; delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites; delays in identifying, recruiting and training suitable clinical investigators; delays in obtaining required IRB approval at each clinical trial site; delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our programs for use in clinical trials or the inability to do any of the foregoing; failure by our CROs, other third parties or us to adhere to clinical trial protocols; failure to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practice requirements (“GCPs”) or applicable regulatory guidelines in other countries; changes to the clinical trial protocols; clinical sites deviating from trial protocol or dropping out of a trial; changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data; transfer of manufacturing processes to larger-scale facilities operated by a CMO and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and third parties being unwilling or unable to satisfy their contractual obligations to us.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such clinical trials are being conducted, by the Data Safety Monitoring Board or equivalent body, if any, for such clinical trial or by the FDA or comparable foreign regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from the programs, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we are required to conduct additional clinical trials or other testing of our programs beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our programs, if the results of these trials are not positive or are only moderately positive or if there are safety concerns, our business and results of operations may be adversely affected and we may incur significant additional costs.

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

For example, we are initially focused on our current programs, APG777, APG990, APG333 and APG808, alone or in combination. As a result, we may forgo or delay pursuit of opportunities with other programs that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for specific indications may not yield any commercially viable programs. If we do not accurately evaluate the commercial potential or target market for a particular program, we may relinquish valuable rights to that program through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such program.

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

For example, there are several approved products and product candidates in later stages of development for the treatment of AD, including DUPIXENT, EBGLYSS and ADBRY; all approved treatments for moderate-to-severe AD. However, our programs in development for AD incorporate advanced antibody engineering to optimize half-life of antibodies targeting IL 13 and OX40L; to date, no such antibody has been approved by the FDA for the treatment of AD. Market participants with significant influence over acceptance of new treatments, such as clinicians and third-party payors, may not adopt a biologic that incorporates half-life extension for our targeted indications, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any programs developed by us or our existing or future collaborators. An extended half-life may make it more difficult for patients to change treatments and there is a perception that half-life extension could exacerbate side effects, each of which may adversely affect our ability to gain market acceptance. Market acceptance of our programs will depend on many factors, including factors that are not within our control.

Sales of medical/pharmaceutical products also depend on the willingness of clinicians to prescribe the treatment. We cannot predict whether clinicians, clinicians’ organizations, hospitals, other healthcare providers, government agencies or private insurers will determine that our product is safe, therapeutically effective, cost effective or less burdensome as compared with competing treatments. If any current or future program is approved but does not achieve an adequate level of acceptance by such parties, we may not generate or derive sufficient revenue from that program and may not become or remain profitable.

Certain of our programs may compete with our other programs, which could negatively impact our business and reduce our future revenue.

We are developing monotherapy and combination programs which may compete with one another. For example, we are developing APG777 and APG279 for the same indication: atopic dermatitis, and may in the future develop our programs for other I&I indications. Each such program targets a different mechanism of action. Based on the differing mechanisms of action, we are developing APG777 as a frontline treatment for patients with moderate-to-severe AD who have failed or have an inadequate response to topical corticosteroids. APG279 may serve as alternative treatments for either frontline patients or patients who have failed or have inadequate responses to other treatment options. However, developing multiple programs for a single indication may negatively impact our business if the programs compete with each other. For example, if multiple programs are conducting clinical trials at the same time, they could compete for the enrollment of patients. In addition, if multiple programs are approved for the same indication, they may compete for market share, which could limit our future revenue.

We are conducting and may conduct future clinical trials for our programs at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We are conducting our Phase 1 clinical trials for APG990, APG333 and APG808 in Australia, and our Phase 2 clinical trial for APG777 includes sites outside the United States and we may choose to conduct one or more of our future clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to conditions and guidance imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates. Even if the FDA accepted such data, it could require us to modify our planned clinical trials to receive clearance to initiate such trials in the United States or to continue such trials once initiated.

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

We currently rely on our collaborations and licensing arrangements with third parties, including Paragon, for a substantial portion of our discovery capabilities and in-licenses. We consider Paragon to be a related party because Paragon beneficially owns more than 5% of our capital stock and Fairmount, which beneficially owns more than 5% of Paragon, beneficially owns more than 5% of our capital stock and has two seats on our Board of Directors (the “Board”).

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

We have utilized and plan to continue to utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, contract testing labs and strategic partners, to conduct and support our preclinical studies and clinical trials under agreements with us. We will rely heavily on these third parties over the course of our preclinical studies and clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing and completion of these preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GCP regulations, and in some instances GLP regulations, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our programs in clinical development. If we or any of these third parties fail to comply with applicable GCP or GLP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with products produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

In addition, we currently rely on foreign CROs and CMOs, including WuXi Biologics, and will likely continue to rely on foreign CROs and CMOs in the future. Foreign CMOs may be subject to U.S. legislation, including the act proposed in 2024 as the BIOSECURE Act, sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies.

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

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must currently rely on CMOs for developing and manufacturing our programs and product candidates. We have not yet caused our programs or product candidates to be manufactured on a commercial scale and may not be able to do so for any of our programs or product candidates, if approved. We currently have a sole source relationship for our preclinical and clinical supply of APG777, APG990, APG333 and APG808 drug substance, are working to establish a relationship for clinical and commercial scale supply of APG777 and have a sole source relationship for our clinical supply of APG990, APG333, and APG808 drug product. If there should be any disruption in such supply arrangement, including any adverse events affecting our sole suppliers, it could have a negative effect on the clinical development of our programs and other operations while we work to identify and qualify alternate supply sources. We may not control the manufacturing process of, and may be completely dependent on, our contract manufacturing partners for compliance with cGMP requirements and any other regulatory requirements of the FDA or comparable foreign regulatory authorities for the manufacture of our programs. Beyond periodic audits, we have no control over the ability of our CMOs to maintain adequate quality control, quality assurance and other qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our programs or if it withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would require the incurrence of significant additional costs and materially adversely affect our ability to develop, obtain regulatory approval for or market our programs, if approved. Similarly, our failure, or the failure of our CMOs, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of programs or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our programs or drugs and harm our business and results of operations.

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

We expect to continue to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical drug development, technical operations, clinical operations, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial personnel and systems, expand our facilities and continue to recruit and train additional qualified personnel. We are dependent on the experience of our management team, who have only worked together for a limited time in managing a public company with such anticipated growth, and we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. We assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we have made about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted. For example, beginning in 2022, the Tax Cuts and Jobs Act eliminated the previously available option to deduct research and development expenditures and requires taxpayers to amortize them generally over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. The U.S. Congress could restore the current deductibility of research and development expenditures; however, we have no assurance that the provision will be repealed or otherwise modified. Such changes, among others, may adversely affect our effective tax rate, results of operation and general business condition.

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

We rely upon a combination of patents, trademarks, trade secret protection and confidentiality agreements to protect the intellectual property related to our programs and technologies and to prevent third parties from competing with us. Our success depends in large part on our ability to obtain and maintain patent protection for our technologies, programs and their uses, as well as our ability to operate without infringing on or violating the proprietary rights of others. We own and have licensed rights to pending patent applications and expect to continue to file patent applications in the United States and abroad related to our novel discoveries and technologies that are important to our business.

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

Our intellectual property portfolio is at an early stage and we do not currently own or in-license any issued patents. Our pending and future patent applications may not result in patents being issued. Any issued patents may not afford sufficient protection of our programs or their intended uses against competitors, nor can there be any assurance that the patents issued will not be infringed, designed around, invalidated by third parties, or effectively prevent others from commercializing competitive technologies, products or programs. Even if these patents are granted, they may be difficult to enforce. Further, any issued patents that we may license or own covering our programs could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad, including the USPTO. Further, if we encounter delays in our clinical trials or delays in obtaining regulatory approval, the period of time during which we could market our programs under patent protection could be reduced. Thus, the patents that we own and license may not afford us any meaningful competitive advantage.

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

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. U.S. Supreme Court and U.S. Court of Appeals for the Federal Circuit rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations, including in the antibody arts. For example, in 2023, the United States Supreme Court in Amgen, Inc. v. Sanofi held that Amgen’s patent claims to a class of antibodies functionally defined by their ability to bind a particular antigen were invalid for lack of enablement where the patent specification provided twenty-six exemplary antibodies, but the claimed class of antibodies covered a “vast number” of additional antibodies not disclosed in the specification. The Court stated that if patent claims are directed to an entire class of compositions of matter, then the patent specification must enable a person skilled in the art to make and use the entire class of compositions. This decision makes it unlikely that we will be granted U.S. patents with composition of matter claims directed to antibodies functionally defined by their ability to bind a particular antigen. Even if we are granted claims directed to functionally defined antibodies, it is possible that a third party may challenge our patents, when issued, relying on the reasoning in Amgen or other recent precedential court decisions. Additionally, there have been proposals for additional changes to the patent laws of the United States and other countries that, if adopted, could impact our ability to enforce our proprietary technology. Depending on future actions by the Congress, the United States courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in ways that could have a material adverse effect on our patent rights and weaken our ability to protect, defend and enforce our patent rights in the future.

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

In addition, a European Unified Patent Court (“UPC”) entered into force on June 1, 2023. The UPC is a common patent court to hear patent infringement and revocation proceedings effective for member states of the EU. This enables third parties to seek revocation of a European patent in a single proceeding at the UPC rather than through multiple proceedings in each of the jurisdictions in which the European patent is validated. Although we do not currently own any European patents, if we obtain such patents in the future, any such revocation and loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Moreover, the controlling laws and regulations of the UPC will develop over time, and may adversely affect our ability to enforce or defend the validity of any European patents we may obtain. We may decide to opt out from the UPC any future European patent applications that we may file and any patents we may obtain. If certain formalities and requirements are not met, however, such European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that future European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our programs are obtained, once the patent life has expired, we may be open to competition from competitive products, including biosimilars. Given the amount of time required for the development, testing and regulatory review of new programs, patents protecting such programs might expire before or shortly after such programs are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the programs involved. We cannot commercialize programs in the United States without first obtaining regulatory approval from the FDA. Similarly, we cannot commercialize programs outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of our programs, including our most advanced programs, APG777, APG990, APG333 and APG808, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our programs are both safe and effective for each targeted indication. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Further, our programs may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Our programs could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including: the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials; we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a program is safe and effective for its proposed indication; the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval; serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to our programs; we may be unable to demonstrate that a program’s clinical and other benefits outweigh its safety risks; the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials; the data collected from clinical trials of our programs may not be acceptable or sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere, and we may be required to conduct additional clinical trials; the FDA or the applicable foreign regulatory authority may disagree regarding the formulation, labeling and/or the specifications of our programs; the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Disruptions at the FDA and other government agencies could negatively affect the review of our regulatory submissions, which could negatively impact our business.

The ability of the FDA to review and approve regulatory submissions can be affected by a variety of factors, including disruptions caused by government shutdowns and public health crises, or layoffs of federal workers by the federal government. Such disruptions could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We may not be able to meet requirements for the chemistry, manufacturing and control of our programs.

In order to receive approval of our products by the FDA and comparable foreign regulatory authorities, we must show that we and our contract manufacturing partners are able to characterize, control and manufacture our drug products safely and in accordance with regulatory requirements. This includes manufacturing the active ingredient or drug substance, developing an acceptable formulation, performing tests to adequately characterize the product, documenting a repeatable manufacturing process, meeting facility, process and testing validation requirements, and demonstrating that our drug products meet standards for parenteral administration as well as stability requirements. Meeting these chemistry, manufacturing and control requirements is a complex task that requires specialized expertise. If we are not able to meet the chemistry, manufacturing and control requirements, we may not be successful in getting our products approved.

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

Any regulatory approvals that we may receive for our programs will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the program, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve our programs, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or comparable foreign regulatory authorities approve our programs, our programs and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export will be subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with current cGMPs and GCPs for any clinical trials that we conduct following approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMPs.

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

Even if we are able to commercialize any programs, due to potential unfavorable pricing regulations and/or third-party coverage/access and reimbursement policies, we may not be able to realize access to products or appropriate pricing, which would seriously harm our business.

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

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenue and/or our ability to gain access to our products, if any.

In some countries, particularly member states of the EU, the pricing of prescription drugs is subject to governmental control.

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

We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of a substantial number of shares of our common stock in the public market, including shares issued through our at-the-market facility or upon exercise of outstanding options or other equity awards, could reduce the market price of our common stock. We also expect that significant additional capital may be needed in the future to continue our planned operations. To raise capital, we may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) is the exclusive forum for certain actions, in all cases subject to the court’s having jurisdiction over indispensable parties named as defendants. In addition, our amended and restated certificate of incorporation provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act but that the forum selection provision will not apply to claims brought to enforce a duty or liability created by the Exchange Act of 1934, as amended (the “Exchange Act”). These exclusive forum provisions may impose additional costs on stockholders in pursuing any such claims or limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes, which may discourage lawsuits. There is uncertainty as to whether a court would enforce such provisions. If a court were to find these types of provisions to be inapplicable or unenforceable, and if a court were to find the exclusive forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could materially adversely affect our business. See the section titled “Description of Capital Stock—Anti-Takeover Effects of Our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and Delaware Law—Exclusive Forum Selection Clause” in the March 2024 Prospectus.

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

As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, including those related to climate change and other environmental, social and governance focused disclosures, are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. Our management and other personnel will continue to devote a substantial amount of time to these compliance initiatives, and we will continue to incur increased legal and financial compliance costs. For example, maintaining customary public company director and officer liability insurance requires substantial expenditures. The impact of these legal and financial requirements could make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as executive officers. The increased costs may require us to reduce costs in other areas of our business or increase the prices of our programs, once commercialized. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

If we fail to maintain proper and effective internal controls over financial reporting our ability to produce accurate and timely financial statements could be impaired.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting. We are also required to have an audit of the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This process will be time-consuming, costly and complicated.

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

Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises, political crises, geopolitical events, such as the conflict between Russia and Ukraine, and Israel and Hamas or other macroeconomic conditions, which could have a material and adverse effect on our results of operations and financial condition.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, and uncertainty about economic stability. For example, the COVID 19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. The Federal Reserve raised interest rates multiple times in response to concerns about inflation and, although it recently lowered interest rates, there is no guarantee that it will not raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, geopolitical uncertainties and international conflicts, including the ongoing military conflicts between Russia and Ukraine and in the Middle East and rising tensions with China, have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

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

Our Senior Vice President of Information Technology, a certified CISSP, who reports directly to the Chief Financial Officer and has over twenty years of experience managing information technology and cybersecurity, is responsible for assessing and managing cybersecurity risks. We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. The Board of Directors, as a whole and at the committee level, has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. The Audit Committee, which comprises solely independent directors, has been designated by our Board to oversee cybersecurity risks. The Audit Committee receives regular updates on cybersecurity and information technology matters and related risk exposures from our Senior Vice President of Information Technology. The Board also receives updates from management and the Audit Committee on cybersecurity risks on at least an annual basis.

Item 2. Properties.

We maintain a corporate headquarters in Waltham, Massachusetts, laboratory and office space in Boston, Massachusetts, office space in San Francisco, California and otherwise operate virtually in the United States. Our corporate headquarters in Waltham, Massachusetts, consists of 1,087 square feet of leased office space under a lease agreement that expires in September 2025. We also lease a laboratory facility located in Boston, Massachusetts, which consists of 17,685 square feet of R&D laboratories and office space under a lease agreement that expires in November 2026, with the option to extend for one year. In September 2024, the Company entered into a lease agreement for 15,710 square feet of office space in San Francisco, California. The lease expires in September 2029 with two one-year options to extend. We believe these arrangements support our current needs. If we require additional space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities.

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “APGE”.

Holders

As of February 24, 2025, we had approximately 6 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.

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

Use of Proceeds from IPO

In July 2023, we completed our IPO pursuant to which we issued and sold an aggregate of 20,297,500 shares of our common stock, including the full exercise of the underwriters’ option to purchase up 2,647,500 additional shares, at the IPO price of $17.00 per share. The offer and sale of all of the shares of our common stock in the IPO were registered under the Securities Act pursuant to our Registration Statement on Form S‑1, as amended (File Nos. 333‑272831 and 333‑273236), which were declared effective on July 13, 2023. Jefferies, TD Cowen, Stifel and Guggenheim Securities acted as joint book-running managers for the IPO. Wedbush PacGrow acted as lead manager for the IPO. We received gross proceeds from our IPO of approximately $345.1 million, and net proceeds of approximately $315.4 million, after deducting underwriting discounts and commissions and other offering expenses. None of the underwriting discounts and commissions or other offering expenses were incurred or paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

The net proceeds from the IPO have been used and are expected to be used, primarily to fund our clinical trials, including a potential Phase 2 trial, and manufacturing of our APG777 product candidate, fund our preclinical studies, clinical trials and manufacturing of our APG808 program, fund our preclinical studies, clinical trials and manufacturing of our APG990 program and fund our preclinical studies of other programs. We intend to use the remainder for our additional research and development activities, as well as for capital expenditures, working capital and general corporate purposes. There has been no material change in our intended use of proceeds from our IPO as described in the final prospectus for our IPO filed with the SEC pursuant to Rule 424(b) under the Securities Act on July 17, 2023.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K (this “Annual Report”). The following discussion contains forward-looking statements that reflect our current plans, forecasts, estimates and beliefs and involve risks and uncertainties. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our actual results, outcomes and the timing of events could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in the section titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Annual Report. Forward-looking statements are not historical facts, reflect our current views with respect to future events, and apply only as of the date made. We do not intend, and undertake no obligation, to update these forward-looking statements, except as required by law. Unless the context requires otherwise, references to “we,” “us,” “our,” “Apogee” or “the Company” refer to Apogee Therapeutics, Inc. and its subsidiaries.

Overview

We are a clinical stage biotechnology company advancing novel biologics with the potential for differentiated efficacy and dosing in the largest inflammatory and immunology (“I&I”) markets, including for the treatment of atopic dermatitis (“AD”), asthma, eosinophilic esophagitis (“EoE”), chronic obstructive pulmonary disease (“COPD”), and other I&I indications. Our antibody programs are designed to overcome limitations of existing therapies by targeting well-established mechanisms of action and incorporating advanced antibody engineering to optimize half-life and other properties.

Our pipeline comprises four antibody programs being developed initially for the treatment of I&I indications as monotherapies and combinations. Our most advanced programs are APG777, APG990, APG333, and APG808. With four validated targets in our portfolio, we are seeking to achieve best-in-class efficacy and dosing through monotherapies and combinations of our novel antibodies. Based on a broad pipeline and depth of expertise, we believe we can deliver value and meaningful benefit to patients underserved by today’s standard of care. Our programs incorporate advanced antibody engineering to optimize half-life and other properties designed to overcome limitations of existing therapies. We believe each of our programs has potential for broad application across multiple I&I indications, including in combination.

APG777 – anti-IL13 antibody, same mechanism of action as EBGLYSS (lebrikizumab)

APG777 is a subcutaneous (“SQ”) extended half-life monoclonal antibody (“mAb”) targeting IL-13. In August 2023, we announced the dosing of our first participant in our first clinical trial for APG777. In 2024, we announced positive interim safety and PK data from this trial with APG777 demonstrating a potential best-in-class PK profile, including a half-life of 77 days, supporting the potential for every three- to six- month maintenance dosing in AD. Single doses of APG777 demonstrated a deep and sustained effect on PD markers out to approximately 12 months. APG777 was well-tolerated across all dose groups. In May 2024, we commenced dosing in the Phase 2 clinical trial of APG777 in patients with moderate-to-severe AD. In February 2025, we announced that the last patient in the Part A portion of the trial had been dosed with 16-week topline data from Part A expected in mid-2025. In February 2025, we also announced that we had commenced dosing of Part B of the Phase 2 trial. All patients benefiting from treatment will have the opportunity to continue to APG777 maintenance treatment, which will evaluate three- to six-month dosing intervals. We anticipate maintenance data from Part A in the first half of 2026 and 16-week topline data from Part B in the second half of 2026.

Based on our initial clinical data, we plan to advance the development of APG777 in asthma and EoE by initiating a Phase 1b trial in asthma in the first half of 2025, followed by a Phase 2b trial in asthma in the second half of 2025, and a Phase 2 trial in EoE in 2026. Based on our clinical data, we expect to further evaluate additional opportunities to develop APG777 for other I&I indications, including alopecia areata (“AA”), chronic rhinosinusitis with nasal polyps (“CRSwNP”), chronic spontaneous urticaria (“CSU”), and prurigo nodularis (“PN”).

In addition, we plan to evaluate APG777 in combination with other investigational therapies within our pipeline to potentially enable greater efficacy for I&I conditions. We plan to initiate our first combination study, a Phase 1b trial of APG777 and APG990, a novel, SQ, half-life extended mAb targeting OX40L, in 2025. This combination study is designed to evaluate the coformulation of APG777 and APG990 (“APG279”) against DUPIXENT in patients with moderate-to-severe AD, with readout expected in the second half of 2026.

APG990 – anti-OX40L antibody, same mechanism of action as amlitelimab; potential combination therapy with APG777

APG990 is an SQ extended half-life mAb that utilizes advanced antibody engineering to target OX40L.

We plan to develop APG777 and APG990 together as a potential first-in-class coformulation for the treatment of AD by combining deep and sustained inhibition of Type 2 inflammation via APG777’s inhibition of IL-13 with broader inhibition of Type 1-3 inflammation through APG990’s inhibition of OX40L. APG279 has been shown to retain stability, injectability, and convenience of individual components in preclinical studies. In preclinical studies, APG279 has also demonstrated broad inhibition of Type 1, Type 2 and Type 3 inflammation, similar to what was seen with Janus kinase (“JAK”) inhibition, but with potential for better tolerability than JAK inhibitors. We believe these combined mechanisms offer the potential for improved clinical responses over monotherapy while our planned approach of coformulating two extended half-life mAbs holds the potential for best-in-class dosing.

In August 2024, we initiated a Phase 1 clinical trial of APG990 in healthy volunteers to establish safety, tolerability and PK profile, which could enable the combination with APG777.

In March 2025, we announced positive interim safety and PK data from the APG990 Phase 1 clinical trial. PK data showed a half-life of approximately 60 days across doses tested. APG990, in single doses up to 1,200mg, was well tolerated and showed a favorable safety profile, consistent with other assets targeting OX40L. In addition, preclinical toxicology studies of the combination of APG777 and APG990 showed no findings at any dose level, including the highest dose tested of 150 mg/kg per agent. Based on these results, we plan to submit an Investigational New Drug application or foreign equivalent for APG279. Following clearance, we plan to initiate in 2025 a Phase 1b trial of APG279 against DUPIXENT in approximately 50 to 75 patients with moderate-to-severe AD with a data readout expected in the second half of 2026.

APG333 – anti-TSLP antibody, same mechanism of action as TEZPIRE (tezepelumab); potential combination therapy with APG777

APG333 is a fully-human mAb against thymic stromal lymphopoietin (“TSLP”), an epithelial cell-derived cytokine that has emerged as an attractive validated target for the treatment of people living with asthma and COPD. In preclinical studies, the combination of APG777 and APG333 has been shown to impact both central inflammation and local airway responses. This has the potential to improve clinical outcomes compared to approved or in-development biologics which only target peripheral or central inflammation, not both, and retains the potential for a significantly less frequent dosing schedule. In December 2024, we initiated a Phase 1 trial of APG333 in healthy volunteers and we expect interim data from the trial in the second half of 2025.

We plan to evaluate APG777 and APG333 monotherapies in respective Phase 1b trials in patients with asthma in 2025 to support advancement into future combination trials in asthma and COPD. Subject to positive data, we plan to study APG777 in combination with APG333 to drive potential best-in-class efficacy in respiratory conditions.

APG808 – anti-IL4Rα antibody, same mechanism of action as DUPIXENT

APG808 is an SQ extended half-life mAb targeting IL-4Rα, a target with clinical validation across eight different Type 2 allergic diseases. In March 2024, we commenced dosing of the first healthy volunteers in the APG808 Phase 1 trial and in September 2024, we commenced dosing of the first asthma patients as a cohort in that Phase 1 trial. In December 2024, we announced positive interim safety, PK and PD data from the Phase 1 trial. APG808 demonstrated a potential best-in-class PK profile, including a half-life of approximately 55 days at projected, clinically relevant steady state exposures, supporting the potential for every two- to three-month maintenance dosing. Single doses of APG808 demonstrated a deep and sustained effect on PD markers out to approximately three months (longest follow-up available at time of data cut). APG808 was well-tolerated across all dose groups. We are also now evaluating APG808 in a Phase 1b trial in patients with asthma, with data expected in the first half of 2025.

Funding and Capital Resources

Since our inception in February 2022, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business and scientific planning, conducting discovery and research activities, acquiring product programs, establishing and protecting our intellectual property portfolio, developing and progressing our pipeline, establishing arrangements with third parties for the manufacture of our programs and component materials, and providing general and administrative support for these operations. We do not have any programs approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from the issuance of preferred units and sale of common stock. Prior to our IPO, we received gross proceeds of $169.0 million from sales of our preferred units. On July 13, 2023, our Registration Statement on Form S-1, as amended (File Nos. 333-272831 and 333-273236) (the “IPO Registration Statement”), relating to our IPO was declared effective by the SEC. Pursuant to the IPO Registration Statement, we issued and sold an aggregate of 20,297,500 shares of common stock (inclusive of 2,647,500 shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $17.00 per share, for aggregate net proceeds of $315.4 million after deducting underwriting discounts and commissions and other offering expenses.

On March 7, 2024, our Registration Statement on Form S-1, as amended (File Nos. 333-277664 and 333-277763) (the “2024 Registration Statement”), relating to our public offering (the “March 2024 Offering”) was declared effective by the SEC. Pursuant to the 2024 Registration Statement we issued and sold an aggregate of 7,790,321 shares of common stock (inclusive of 1,016,128 shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $62.00 per share, for aggregate net proceeds of $450.0 million after deducting underwriting discounts and commissions and other offering expenses.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any programs we may develop. We generated a net loss of $182.1 million for the year ended December 31, 2024. As of December 31, 2024, we had an accumulated deficit of $305.9 million. We expect to continue to incur significantly increased expenses for the foreseeable future if and as we:

•
advance our programs, APG777, APG990, APG333 and APG808, into and through clinical trials and regulatory approval prior to commercialization;
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
•
develop, maintain and enhance a sustainable, scalable, reproducible and transferable manufacturing process for our programs;
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

We expect that our existing cash and cash equivalents of $141.8 million, marketable securities of $378.9 million and long-term marketable securities of $210.4 million as of December 31, 2024, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. See “Liquidity and Capital Resources” for further information.

Reorganization

Apogee Therapeutics, LLC was formed as a limited liability company under the laws of the State of Delaware in February 2022. Apogee Therapeutics, Inc. was incorporated in June 2023 in connection with our IPO to serve as a holding company that would wholly own the assets of Apogee Therapeutics, LLC. Prior to July 13, 2023, our business was conducted by Apogee Therapeutics, LLC and its subsidiary at the time, Apogee Biologics, Inc. In July 2023, in connection with our IPO, we completed a series of transactions which are referred to, collectively, as the “Reorganization,” and pursuant to which Apogee Therapeutics, Inc., became the parent and holding company that wholly owns the assets of Apogee Therapeutics, LLC, including stock of its subsidiary at the time, Apogee Biologics, Inc. In connection with our Reorganization:

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

Effective December 31, 2024, Apogee Biologics, Inc. merged with and into Apogee Therapeutics, Inc. with Apogee Therapeutics, Inc. surviving the merger.

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

In November 2023, we entered into an additional antibody discovery and option agreement with Paragon (the “2023 Option Agreement” and together with the 2022 Option Agreement, collectively, the “Option Agreements”). Under the terms of the 2023 Option Agreement, Paragon identifies, evaluates and develops antibodies directed against certain mutually agreed therapeutic targets of interest to us. The 2023 Option Agreement initially includes one target, TSLP. Under the 2023 Option Agreement, we have the exclusive option to, on a research program-by-research program basis, be granted an exclusive, worldwide license to all of Paragon’s right, title and interest in and to the intellectual property resulting from the applicable research program to develop, manufacture and commercialize the antibodies and products directed to the selected targets. From time to time, we can choose to add additional targets to the collaboration by mutual agreement with Paragon.

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

Under the 2023 Option Agreement, on a Research Program-by-Research Program basis following the finalization of the Research Plan for each respective Research Program, we are required to pay Paragon a nonrefundable fee in cash of $2.0 million. We are also obligated to compensate Paragon on a quarterly basis for its services performed under each Research Program based on the actual costs incurred. We expense the service fees as the associated costs are incurred when the underlying services are rendered. In January 2024, we finalized the Research Plan with Paragon related to the TSLP target. As such, we made a one-time non-refundable payment of $2.0 million to Paragon in the first quarter of 2024.

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

Paragon License Agreements

In November 2022, we exercised our option available under the 2022 Option Agreement with respect to the IL-13 Research Program. Upon such exercise, the parties entered into an associated license agreement (the “IL-13 License Agreement”). In April 2023, we exercised our option available under the 2022 Option Agreement with respect to the IL-4Rα Research Program and the OX40L Research Program. Upon such exercise, the parties entered into associated license agreements (the “IL-4Rα License Agreement” and the “OX40L License Agreement,” respectively). In August 2024, we exercised our option available under the 2023 Option Agreement with respect to the TSLP Research Program and entered into the associated license agreement (the “TSLP License Agreement,” and collectively with the IL-13 License Agreement, the IL-4Rα License Agreement and the OX40L License Agreement, the “License Agreements”). Under the terms of the License Agreements, Paragon granted to us an exclusive, worldwide, royalty-bearing, sublicensable right and license with respect to certain information, patent rights and sequence information related to antibodies directed at the respective target to use, make, sell, import, export and otherwise exploit the antibodies directed at the respective target. Pursuant to the License Agreements, we granted to Paragon a similar license (except that such license we granted to Paragon is non-exclusive) to the respective licenses with respect to multispecific antibodies that are directed at the respective targets and one or more other antibodies. We were also granted a right of first negotiation with Paragon concerning the development, license and grant of rights to certain multispecific antibodies associated with each respective license. We are solely responsible for the continued development, manufacture and commercialization of products at our own cost and expense for each licensed target.

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

Upon execution of the IL-13 License Agreement, we paid Paragon a $1.0 million fee for the nomination of a development candidate. In August 2023, we announced the dosing of our first participants in the Phase 1 trial of

APG777 and made a milestone payment of $2.0 million in the fourth quarter of 2023. In November 2023, we finalized the nomination of a development candidate under the IL-4Rα License Agreement and made a milestone payment of $1.0 million to Paragon in the fourth quarter of 2023. In March 2024, we announced the dosing of our first participants in a Phase 1 trial of APG808 and made a milestone payment of $2.0 million to Paragon in the first quarter of 2024. In May 2024, we finalized the nomination of a development candidate under the OX40L License Agreement and made a milestone payment of $1.0 million to Paragon in the second quarter of 2024. In August 2024, we announced the dosing of our first participants in the Phase 1 trial of APG990 and made a milestone payment of $2.0 million in the third quarter of 2024. In October 2024, we finalized the nomination of a development candidate under the TSLP License Agreement and made a milestone payment of $3.0 million to Paragon in the fourth quarter of 2024. In December 2024, we announced the dosing of our first participant in the Phase 1 trial of APG333 and made a milestone payment of $5.0 million in the fourth quarter of 2024.

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

Biologics Master Services Agreement - WuXi Biologics (Hong Kong) Limited

In June 2022, Paragon and WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”) entered into a biologics master services agreement (the “WuXi Biologics MSA”), which was subsequently novated to us by Paragon in the second quarter of 2023. The WuXi Biologics MSA governs all development activities and GMP manufacturing and testing for our APG777, APG990, APG333 and APG808 programs, as well as potential future programs, on a work order basis. Under the WuXi Biologics MSA, we are obligated to pay WuXi Biologics a service fee and all non-cancellable obligations in the amount specified in each work order associated with the agreement for the provision of services.

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

Cell Line License Agreement — WuXi Biologics (Hong Kong) Limited

In June 2022, Paragon and WuXi Biologics entered into a cell line license agreement (the “Cell Line License Agreement”), which was subsequently novated to us by Paragon in the second quarter of 2023. Under the Cell Line License Agreement, we received a non-exclusive, worldwide, sublicensable license to certain of WuXi Biologics’ know-how, cell line, biological materials (the “WuXi Biologics Licensed Technology”) and media and feeds to make, have made, use, sell and import certain therapeutic products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the “WuXi Biologics Licensed Products”). Specifically, the WuXi Biologics Licensed Technology is used to manufacture a component of the APG777, APG990, APG333 and APG808 programs.

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

Letter of Intent — Samsung Biologics Limited

In the fourth quarter of 2024, we executed a Letter of Intent for the manufacturing of drug product with Samsung Biologics, under which we recognized $9.9 million of research and development expenses.

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

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, including salaries, bonuses, and equity-based compensation, for individuals in our executive, finance, legal, operations, human resources, business development, commercial and other administrative functions. Other significant general and administrative expenses include legal fees relating to corporate matters, professional fees for accounting, auditing, tax and administrative consulting services, insurance costs and recruiting costs. These costs relate to the operation of the business, unrelated to the research and development function, or any individual program.

We expect that our general and administrative expenses will increase substantially for the foreseeable future as we increase our headcount to support the expected growth in our research and development activities and the potential commercialization of our programs, if approved. We also expect to continue incurring expenses associated with being a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, and investor and public relations costs.

Other Income (Expense), Net

Interest Income

Interest income consists of interest income earned from our cash, cash equivalents, and marketable securities and amortization of investment discounts.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred or for the research and development tax credits generated in each period as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss (“NOL”) carryforwards and the vast majority of our tax credit carryforwards will not be realized.

As of December 31, 2024, we had U.S. federal NOL carryforwards of approximately $68.1 million, which may be available to reduce future taxable income and have an indefinite carryforward period but are limited in their usage to an annual deduction equal to 80% of annual taxable income. We also had state net operating loss carryforwards of approximately $28.5 million, which will begin to expire in 2043 for state tax purposes. As of December 31, 2024, we also had U.S. federal and research and development tax credit carryforwards of approximately $10.5 million, which may be available to reduce future tax liabilities. We also had California research and development credit carryforwards of approximately $1.5 million. Additionally, we had Massachusetts research and development credit carryforwards of approximately $2.1 million. The U.S. federal and Massachusetts research and development tax credit carryforwards expire at various dates beginning in 2042 and the California research and development tax credit carryforwards do not expire. We have recorded a full valuation allowance against our net deferred tax assets at the balance sheet date.

Results of Operations

A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared to the period from February 4, 2022 (inception) to December 31, 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 5, 2024.

Comparison of the Year Ended December 31, 2024 and Year Ended December 31, 2023

The following table summarizes our consolidated statements of operations for the periods presented (in thousands):

	YEAR ENDED DECEMBER 31,
	2024	2023	$ CHANGE
Operating expenses:
Research and development	$167,865	$68,424	$99,441
General and administrative	49,005	24,579	24,426
Total operating expenses	216,870	93,003	123,867
Loss from operations	(216,870)	(93,003)	(123,867)
Other income, net:
Interest income	34,742	9,018	25,724
Total other income, net	34,742	9,018	25,724
Net loss before taxes	(182,128)	(83,985)	(98,143)
Provision for income taxes	(18)	—	(18)
Net loss after taxes	$(182,146)	$(83,985)	$(98,161)

Research and Development Expense

The following table summarizes our research and development expenses incurred for the periods presented (in thousands):

	YEAR ENDED DECEMBER 31,
	2024	2023
External research and development costs by program:
APG777	$49,241	$21,644
APG990/APG279 (1)	20,000	—
APG333/APG777 + APG333 (2)	28,095	—
APG808	10,311	20,801
Unallocated research and development costs:
External-discovery related costs and other	11,064	15,019
Personnel-related (excluding equity-based compensation)	39,013	9,386
Equity-based compensation	9,964	1,574
Depreciation expense	177	—
Total research and development expenses	$167,865	$68,424

(1)
External research and development costs for APG990/APG279 for the year ended December 31, 2023 were recorded as unallocated external discovery related costs as the development candidate for APG990 was nominated in May 2024.
(2)
External research and development costs for APG333/APG777+APG333 for the year ended December 31, 2023 were recorded as unallocated external discovery related costs as the development candidate for APG333 was nominated in October 2024.

Research and development expenses for the years ended December 31, 2024 and 2023 were $167.9 million and $68.4 million, respectively. The increase of $99.5 million was primarily driven by further development of our APG777, APG990/APG279 and APG333/APG777+APG333 programs and advancement of our pipeline into clinical trials, as well as increases in personnel costs and equity-based compensation expense, associated with the growth in our research and development team.

Research and development expense related to the APG777 program for the years ended December 31, 2024 and 2023 were $49.2 million and $21.6 million, respectively. The increase of $27.6 million was primarily driven by an increase in clinical trial-related expenses and clinical manufacturing activities to support our Phase 1 and Phase 2 clinical trials. For the year ended December 31, 2024, we recorded $20.0 million of research and development expense related to the APG990/APG279 program, which included milestone payments of $1.0 million and $2.0 million to Paragon, related to the nomination of a development candidate in May 2024 and the first dosing of a human patient in a Phase 1 clinical trial in August 2024, respectively. No such expenses were recorded for the year ended December 31, 2023, as APG990/APG279 expenses were recorded as unallocated external-discovery related costs until the program candidate was nominated in 2024. For the year ended December 31, 2024, we recorded $28.1 million of research and development expenses related to the APG333/APG333+APG777 program, which included a $2.0 million research initiation fee and milestone payments of $3.0 million and $5.0 million to Paragon related to the nomination of a development candidate in October 2024 and the first dosing of a human patient in a Phase 1 clinical trial in December 2024, respectively. No such expenses were recorded for the year ended December 31, 2023, as expenses related to the APG333/APG333+APG777 program were recorded as unallocated external-discovery related costs until the program candidate was nominated in 2024. For the years ended December 31, 2024 and 2023, we recorded $10.3 million and $20.8 million of research and development expense related to the APG808 program, respectively. The decrease of $10.5 million was primarily driven by decreased clinical manufacturing activities in 2024.

Personnel-related expenses and equity-based compensation increased by $29.6 million and $8.4 million in the year ended December 31, 2024, respectively, compared to the year ended December 31, 2023, primarily driven by increased headcount and an increase in the fair value of equity awards granted. External-discovery related costs and other expenses decreased by $3.9 million, primarily driven by the nomination of development candidates under APG333/APG777+APG333 and APG990/APG279 in 2024, as expenses related to the programs were recorded as unallocated external-discovery related costs until the program candidates were nominated in 2024.

General and Administrative Expense

The following table summarizes our general and administrative expenses for the periods presented (in thousands):

	YEAR ENDED DECEMBER 31,
	2024	2023
Personnel-related (excluding equity-based compensation)	$16,935	$8,048
Equity-based compensation	13,368	4,529
Legal and professional fees	6,451	4,322
Other	12,251	7,680
Total general and administrative expenses	$49,005	$24,579

General and administrative expenses for the year ended December 31, 2024 were $49.0 million, compared to $24.6 million for the year ended December 31, 2023. The increase of $24.4 million was primarily due to increases of $8.9 million and $8.9 million in personnel related expense and equity-based compensation, respectively, primarily driven by increased headcount and an increase in the fair value of equity awards granted. Additionally, other general and administrative expenses increased $4.6 million, primarily due to increases in IT related costs, D&O insurance and other employee related expenses. The increase in total general and administrative expenses were the result of the expansion of our operations to support the growth in our business and the cost of operating as a public company.

Other Income, Net

Interest income increased $25.7 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, which was primarily related to interest on our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses. We have not yet commercialized any of our programs, which are in various phases of early-stage development, and we do not expect to generate revenue from sales of any of our programs for several years, if at all. To date, we have financed our operations from the proceeds from the issuance of preferred units and the sale of common stock in our IPO, our March 2024 Offering and our ATM Facility (as defined below). As of December 31, 2024, we had cash and cash equivalents of $141.8 million, marketable securities of $378.9 million and long-term marketable securities of $210.4 million.

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

In August 2024, we entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), pursuant to which we may offer and sell shares of common stock up to a maximum aggregate offering price of $300.0 million, from time to time, through an at the market offering program (the “ATM Facility”). During the three months ended December 31, 2024, we sold 926,049 shares of common stock under the ATM at a price per share of $48.50 resulting in net proceeds of $43.6 million. As of December 31, 2024, $255.1 million remained available for sale under the Sale Agreement.

The following table provides information regarding our cash flows for the periods presented (in thousands):

	YEAR ENDED DECEMBER 31,
	2024	2023
Net cash, cash equivalents, and restricted cash provided by (used in):
Operating activities	$(171,174)	$(74,761)
Investing activities	(300,462)	(273,910)
Financing activities	495,109	315,391
Net increase (decrease) in cash, cash equivalents, and restricted cash	$23,473	$(33,280)

Net Cash used in Operating Activities

Cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of operating assets and liabilities, which are generally attributable to timing of payments, and the related effect on certain account balances, operational and strategic decisions and contracts to which we may be a party.

For the year ended December 31, 2024, operating activities used $171.2 million of cash, primarily due to a net loss of $182.1 million and amortization of discounts on marketable securities of $12.2 million. This was partially offset by non-cash charges of $23.3 million for equity-based compensation and $1.7 million for lease expense.

For the year ended December 31, 2023, operating activities used $74.8 million of cash, primarily due to a net loss of $84.0 million, partially offset by non-cash charges of $6.1 million for equity-based compensation and net changes in our operating assets and liabilities of $6.1 million.

Net Cash used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 was $300.5 million, primarily related to the $649.5 million purchase of marketable securities and $1.1 million purchase of property and equipment. This was partially offset by the maturities of $350.1 million of marketable securities.

Net cash used in investing activities for the year ended December 31, 2023 was $273.9 million, which was primarily related to the $303.7 million purchase of marketable securities, partially offset by the maturities of $30.0 million in marketable securities.

Net Cash provided by Financing Activities

For the year ended December 31, 2024, financing activities provided $495.1 million of cash, primarily related to the issuance and sale of common stock from our March 2024 Offering, net of paid issuance costs, and the issuance of common stock under our ATM Facility in December 2024.

For the year ended December 31, 2023, financing activities provided $315.4 million of cash related to the issuance and sale of common stock from our IPO, net of paid issuance costs.

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

•
the rate of progress in the development of our APG777, APG990, APG333 and APG808 programs;
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

As of December 31, 2024, we had $141.8 million of cash and cash equivalents, $378.9 million of marketable securities and $210.4 million of long-term marketable securities. Based on our current operating plan, as of the date of this Annual Report, we estimate that our existing cash, cash equivalents, marketable securities and long-term marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the issuance of our consolidated financial statements included elsewhere in this Annual Report. Moreover, based on our current operating plan, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Our agreements to license intellectual property include potential milestone payments that are dependent upon the development of products using the intellectual property licensed under the agreements and contingent upon the achievement of specific development and clinical milestones. As of December 31, 2024, we have incurred $17.0 million of the maximum aggregate potential milestone payments. We are also obligated to pay royalties to (i) Paragon at a royalty rate of a low single-digit percentage based on net sales of any products under the License Agreements, once commercialized and (ii) WuXi Biologics at a royalty rate of a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that are most critical to the judgments and estimates used in the preparation of our consolidated financial statements. While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report, we believe the following accounting policies used in preparation of our consolidated financial statements require the most significant judgments and estimates.

Research and Development Expense

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries and bonuses, overhead costs, contract services and other related costs. The value of goods and services received from CROs and CMOs in the reporting period are estimated based on the level of services performed, and progress in the period in cases when we have not received an invoice from the supplier. In circumstances where amounts have been paid in excess of costs incurred, we record a prepaid expense. When billing terms under these contracts do not coincide with the timing of when the work is performed, we are required to make estimates of outstanding obligations to those third parties as of period end. Any accrual estimates are based on a number of factors, including our knowledge of the progress towards completion of the specific tasks to be performed, invoicing to date under the contracts, communication from the vendors of any actual costs incurred during the period that have not yet been invoiced and the costs included in the contracts. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made by us.

JOBS Act Transition Period and Smaller Reporting Company Status

As of June 30, 2024, the market value of our common stock held by non-affiliates exceeded $700 million, and as a result, as of January 1, 2025, we no longer qualified as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) or as a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act of 1934, as amended (the “Exchange Act”). We have transitioned to a large accelerated filer, as defined in Rule 12b-2 of the Exchange Act. As a large accelerated filer, and subject to applicable transition periods, we are subject to certain disclosure requirements that are applicable to other public companies that were not applicable to us as an emerging growth company and smaller reporting company, including compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting imposed by the Sarbanes-Oxley Act of 2002 and full disclosure obligations regarding executive compensation. Additionally, we are no longer able to take advantage of transition periods for complying with new or revised accounting standards that are available to emerging growth companies.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are no longer a smaller reporting company and have transitioned to a large accelerated filer, each as defined in Rule 12b-2 of the Exchange Act. In accordance with SEC rules for this transition, we are not required to provide information under this item.

Item 8. Financial Statements and Supplementary Data

Apogee Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Apogee Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apogee Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 3, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Manufacturing Expenses

Description of the Matter

The Company’s accrued manufacturing expenses balance totaled $15.5 million as of December 31, 2024. As discussed in Note 2 to the consolidated financial statements, the Company estimates the value of goods and services received in the reporting period based on the level of services performed, and progress in the period in cases when the Company has not received an invoice from the supplier. The Company makes these estimates based on a number of factors, including the Company’s knowledge of progress towards completion of certain tasks to be performed, invoicing to date under the contracts, communication from vendors of any actual costs incurred during the period that have not yet been invoiced and the costs included in the contracts. Payments for such activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred.

Auditing the Company’s accrued manufacturing expenses was complex in the context of our audit due to the volume of the Company’s manufacturing activities. Furthermore, due to the duration of the Company’s manufacturing programs, and the timing of information received from third parties, the actual amounts incurred may not be known at the time the consolidated financial statements are issued.

How We Addressed the Matter in Our Audit

To evaluate accrued manufacturing expenses, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used by management to determine the accruals. We evaluated the progress of manufacturing activities through discussion with the Company’s personnel that oversee the Company’s programs and inspected the Company’s contracts with third parties and any pending change orders to assess the impact on amounts recorded. In addition, we compared management’s assessment of costs incurred to date to confirmations obtained directly from third parties. We also analyzed fluctuations in accruals by vendor and by program throughout the period subject to audit and tested subsequent invoices received from third parties.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2023.

Boston, Massachusetts

March 3, 2025

PART I – FINANCIAL INFORMATION

APOGEE THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit/share data)

	DECEMBER 31, 2024	DECEMBER 31, 2023
Assets
Current assets:
Cash and cash equivalents	$141,789	$118,316
Marketable securities	378,864	277,143
Prepaid expenses and other current assets	9,060	2,950
Total current assets	529,713	398,409
Long-term marketable securities	210,416	—
Property and equipment, net	1,959	377
Right-of-use asset, net	11,365	2,217
Other non-current assets	498	401
Total assets	$753,951	$401,404
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,071	$2,143
Lease liability	3,234	1,101
Accrued expenses and other current liabilities	24,255	17,314
Total current liabilities	28,560	20,558
Long-term liabilities:
Lease liability, net of current	8,597	933
Total liabilities	37,157	21,491
Commitments and contingencies (Note 9)
Stockholders' equity:
Common Stock; $0.00001 par value, 400,000,000 authorized, 59,478,725 issued and 58,062,898 outstanding as of December 31, 2024; 400,000,000 authorized, 50,655,671 issued and 48,338,769 outstanding as of December 31, 2023	1	—
Additional paid-in capital	1,021,794	503,354
Accumulated other comprehensive income	915	329
Accumulated deficit	(305,916)	(123,770)
Total stockholders’ equity	716,794	379,913
Total liabilities and stockholders’ equity	$753,951	$401,404

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	YEAR ENDED DECEMBER 31,
	2024	2023
Operating expenses:
Research and development (1)	$167,865	$68,424
General and administrative (2)	49,005	24,579
Total operating expenses	216,870	93,003
Loss from operations	(216,870)	(93,003)
Other income, net:
Interest income, net	34,742	9,018
Total other income, net	34,742	9,018
Net loss before taxes	(182,128)	(83,985)
Provision for income taxes	(18)	—
Net loss after taxes	$(182,146)	$(83,985)
Net loss per share, basic and diluted	$(3.30)	$(3.36)
Weighted-average common shares outstanding, basic and diluted	55,193,971	25,005,774

(1)
Includes related party amounts of $19,179 for the year ended December 31, 2024 and $26,285 for the year ended December 31, 2023.
(2)
No related party amounts for the year ended December 31, 2024 and $33 for the year ended December 31, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	YEAR ENDED DECEMBER 31,
	2024	2023
Net loss	$(182,146)	$(83,985)
Change in unrealized gains on marketable securities, net of tax	586	329
Comprehensive loss	$(181,560)	$(83,656)

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF PREFERRED UNITS AND STOCKHOLDERS’ EQUITY/MEMBERS’ DEFICIT

(In thousands, except unit/share data)

	SERIES A PREFERRED UNITS		SERIES B PREFERRED UNITS		COMMON UNITS		INCENTIVE UNITS		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY/MEMBERS' DEFICIT
	UNITS	AMOUNT	UNITS	AMOUNT	UNITS	AMOUNT	UNITS	AMOUNT	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2022	20,000,000	$28,971	45,089,212	$148,496	5,000,000	$2,251	1,625,086	$2,142	—	$—	$—	$(39,785)	$—	$(35,392)
Vesting of incentive units	—	—	—	—	—	—	922,338	—	—	—	—	—	—	—
Conversion of preferred, common, and incentive units into common stock	(20,000,000)	(28,971)	(45,089,212)	$(148,496)	(5,000,000)	(2,251)	(2,547,424)	(4,686)	27,597,438	—	184,404	—	—	177,467
Common stock issued in IPO, net of issuance costs of $29,666	—	—	—	—	—	—	—	—	20,297,500	—	315,391	—	—	315,391
Vesting of restricted stock	—	—	—	—	—	—	—	—	443,831	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—	—	2,544	—	—	3,559	—	—	6,103
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	329	329
Net loss	—	—	—	—	—	—	—	—	—	—	—	(83,985)	—	(83,985)
Balance at December 31, 2023	—	$—	—	$—	—	$—	—	$—	48,338,769	$—	$503,354	$(123,770)	$329	$379,913
Common stock issued, net of issuance costs of $33,045	—	—	—	—	—	—	—	—	7,790,321	1	449,954	—	—	449,955
Common stock issued, net of issuance costs of $1,386, under ATM equity offering program	—	—	—	—	—	—	—	—	926,049	—	43,528	—	—	43,528
Vesting of restricted stock	—	—	—	—	—	—	—	—	937,083	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	43,025	—	852	—	—	852
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—	27,651	—	774	—	—	774
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	23,332	—	—	23,332
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	586	586
Net loss	—	—	—	—	—	—	—	—	—	—	—	(182,146)	—	(182,146)
Balance at December 31, 2024	—	$—	—	$—	—	$—	—	$—	58,062,898	$1	$1,021,794	$(305,916)	$915	$716,794

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	YEAR ENDED DECEMBER 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(182,146)	$(83,985)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	189	—
Equity-based compensation expense	23,332	6,103
Amortization of discounts on marketable securities	(12,241)	(3,071)
Non-cash lease expense	1,694	87
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,080)	(2,785)
Other assets	(97)	(107)
Accounts payable	(1,072)	1,613
Operating lease liability	(1,045)	(270)
Accrued expenses	6,292	7,654
Net cash used in operating activities	(171,174)	(74,761)
Cash flows from investing activities:
Purchases of marketable securities	(649,450)	(303,743)
Maturities of marketable securities	350,140	30,000
Purchases of property and equipment	(1,152)	(167)
Net cash used in investing activities	(300,462)	(273,910)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	449,955	315,391
Proceeds from issuance of common stock under ATM equity offering program, net of issuance costs	43,528	—
Proceeds from exercise of options and employee stock purchase plan purchases	1,626	—
Net cash provided by financing activities	495,109	315,391
Increase (decrease) in cash, cash equivalents and restricted cash	23,473	(33,280)
Cash, cash equivalents and restricted cash, beginning of period	118,610	151,890
Cash, cash equivalents and restricted cash, end of period	$142,083	$118,610
Supplemental disclosures of non-cash activities:
Exchange of 72,636,636 preferred, common, and incentive units in connection with the Reorganization (Note 1)	$—	$184,404
Operating lease right-of-use asset obtained in exchange for operating lease liability	$10,842	$2,304
Deferred financing issuance costs in accounts payable and accrued expenses	$30	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$619	$210
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$141,789	$118,316
Restricted cash	$294	$294
Total	$142,083	$118,610

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Nature of the Business

Apogee Therapeutics, Inc., together with its consolidated subsidiaries (collectively, “Apogee” or the “Company”), a successor to Apogee Therapeutics, LLC, is a clinical-stage biotechnology company advancing novel biologics with potential for differentiated efficacy and dosing in the largest inflammatory and immunology (“I&I”) markets, including for the treatment of atopic dermatitis (“AD”), asthma, eosinophilic esophagitis (“EoE”), chronic obstructive pulmonary disease (“COPD”) and other I&I indications. Apogee’s antibody programs are designed to overcome limitations of existing therapies by targeting well-established mechanisms of action and incorporating advanced antibody engineering to optimize half-life and other properties.

The Company commenced its operations in February 2022 as a Delaware limited liability company named Apogee Therapeutics, LLC. The Company was founded by leading healthcare investors, Fairmount Funds Management LLC and Venrock Healthcare Capital Partners and has since assembled a management team of drug developers and an executive team with significant experience in clinical development, manufacturing of biologics and leading public biopharmaceutical company operations, financing and transactions. As a result of the Reorganization (as defined below) and in connection with the Company’s initial public offering (“IPO”) in July 2023, the Company directly wholly owns the assets of Apogee Therapeutics, LLC, including the stock of its subsidiary. In addition, the Company engages third parties, including Paragon Therapeutics, Inc. (“Paragon”), who is also a related party, to perform ongoing research and development and other services on its behalf.

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

In July 2023, the Company completed its IPO, pursuant to which it issued and sold an aggregate of 20,297,500 shares of its common stock (inclusive of 2,647,500 shares pursuant to the exercise of the underwriters’ overallotment option in full) at the IPO price of $17.00 per share for net cash proceeds of $315.4 million, after deducting underwriting discounts and commissions and other offering expenses. The shares of Apogee Therapeutics, Inc. began trading on the Nasdaq Global Market on July 14, 2023 under the symbol APGE. On March 12, 2024, the Company issued and sold an aggregate of 7,790,321 shares of its common stock (inclusive of 1,016,128 shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $62.00 per share, for aggregate net proceeds of $450.0 million after deducting underwriting discounts and commissions and other offering expenses.

The Company is subject to risks and uncertainties common to early stage companies in the biotechnology industry, including, but not limited to, completing preclinical studies and clinical trials, obtaining regulatory approval for its programs, market acceptance of products, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, reliance on third-party organizations, protection of proprietary technology, compliance with government regulations, and the ability to raise additional capital to fund operations. The Company’s programs currently under development, APG777, APG990, APG333 and APG808, will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure, and extensive compliance reporting capabilities. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales. The Company has primarily funded its operations with proceeds from the sales of preferred units and common stock and has not generated any revenue since inception.

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

Company Liquidity

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued. The Company had an accumulated deficit of $305.9 million as of December 31, 2024. Further, the Company incurred a net loss of $182.1 million and experienced negative cash flows from operations of $171.2 million for the year ended December 31, 2024. Based on the Company’s current operating plan, it estimates that its existing cash and cash equivalents of $141.8 million, marketable securities of $378.9 million and long-term marketable securities of $210.4 million as of December 31, 2024, will be sufficient to enable the Company to fund its operating expenses and capital requirements through at least the next 12 months from the issuance of these consolidated financial statements.

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

2.
Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements prior to the Reorganization include the accounts of Apogee Therapeutics, LLC and its wholly-owned subsidiary, Apogee Biologics, Inc. The consolidated financial statements subsequent to the Reorganization include the accounts of Apogee Therapeutics, Inc. and its wholly-owned subsidiaries, Apogee Therapeutics Securities Corporation, formed as a Massachusetts security corporation in September 2024, and Apogee Biologics, Inc. Until December 31, 2024, when Apogee Biologics, Inc. merged with and into Apogee Therapeutics, Inc. with Apogee Therapeutics, Inc. surviving the merger.

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

Items measured at fair value on a recurring basis as of December 31, 2024 include cash equivalents and marketable securities (Notes 3 and 4). The carrying amounts reflected in the accompanying consolidated balance sheets for prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

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

Preferred Units

The Company has classified the preferred units as temporary equity because the units could become effectively settled for cash or other assets due to certain contingent event clauses that are outside of the Company’s control. The preferred units are not currently settleable, but are entitled to a distribution of available proceeds upon a change of control or a sale event which is a bona fide, negotiated transaction in which the Company has determined to affect a change of control. Because the occurrence of a change of control and a sale event is not currently probable, the carrying values of the preferred units are not being accreted to their redemption values. Subsequent adjustments to the carrying values of the preferred units would be made only when the change of control or sale event becomes probable. All outstanding preferred units were exchanged for shares of common stock (or non-voting common stock in lieu therefor) in connection with the IPO in July 2023.

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

Marketable Securities

The Company’s investments are comprised of U.S. government agency securities, U.S. treasury securities, commercial paper and corporate debt securities. Investments are classified at the time of purchase, based on management’s intent, as held-to-maturity, available-for-sale, or trading. All of the Company’s marketable security investments are classified as available-for-sale securities and are reported at fair market value using quoted prices in active markets for similar securities. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included as a component of other income within the consolidated statements of operations and comprehensive loss. Unrealized gains and losses are included within the consolidated statements of comprehensive loss.

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

The Company classifies its available-for-sale securities that mature within one year from the balance sheet date as current assets on the consolidated balance sheets. Available-for-sale securities that mature more than one year from the balance sheet date are classified as non-current assets on the consolidated balance sheets.

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

The Company evaluates whether an equity award should be classified and accounted for as a liability award or equity award for all equity-based compensation awards granted. As of December 31, 2024, all of the Company’s equity-based awards were equity classified. Forfeitures are recognized as they occur. The Company classifies equity-based compensation expense in the accompanying consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified, as applicable.

Concentrations of Credit Risk and Significant Suppliers

Financial instruments that potentially expose the Company to credit risk primarily consist of cash, cash equivalents and marketable securities. The Company’s investment portfolio is comprised of money market funds, debt securities issued by U.S. government and corporate debt securities. The Company maintains its deposits with accredited financial institutions and, consequently, the Company does not believe it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Bank accounts in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2024 and December 31, 2023, predominantly all of the Company’s primary operating accounts significantly exceeded the FDIC limits.

The Company is dependent on third-party organizations to research, develop, manufacture and process its product candidates for its development programs. In particular, the Company currently relies on a limited number of third-party contract manufacturers to produce and process its programs, APG777, APG990, APG333 and APG808, for preclinical and clinical activities. The Company expects to continue to be dependent on a small number of manufacturers to supply it with its requirements for all products. The Company’s research and development programs could be adversely affected by a significant interruption in the supply of the necessary materials.

Off-Balance Sheet Arrangements

As of December 31, 2024 and December 31, 2023, the Company had no off-balance sheet risks such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

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

3.
Marketable Securities

The following is a summary of the Company’s investing portfolio (in thousands):

	AS OF DECEMBER 31, 2024
		UNREALIZED
	COST	GAINS	LOSSES	FAIR VALUE
Marketable securities
Maturities within one year:
U.S. treasury securities	$158,332	$469	$(34)	$158,767
Debt securities issued by U.S. government agencies	115,425	169	—	115,594
Commercial paper	35,508	49	—	35,557
Corporate debt securities	68,831	146	(31)	68,946
Total maturities within one year	378,096	833	(65)	378,864
Maturities between one and two years:
U.S. treasury securities	$90,330	$109	$(271)	$90,168
Debt securities issued by U.S. government agencies	102,707	470	(75)	103,102
Corporate debt securities	17,232	—	(86)	17,146
Total maturities between one and two years	210,269	579	(432)	210,416
Total marketable securities	$588,365	$1,412	$(497)	$589,280

	AS OF DECEMBER 31, 2023
		UNREALIZED
	COST	GAINS	LOSSES	FAIR VALUE
Marketable securities:
U.S. treasury securities	$123,836	$140	$(2)	$123,974
Debt securities issued by U.S. government agencies	152,978	199	(8)	153,169
	$276,814	$339	$(10)	$277,143

As of December 31, 2024, the Company had 20 securities with a total fair market value of $130.3 million in an unrealized loss position. The Company does not intend to sell its investments before recovery of the amortized cost basis of its debt securities at maturity and no allowance for credit losses was recorded as of December 31, 2024 and December 31, 2023. Securities are evaluated at the end of each reporting period. The Company did not record any impairment related to its marketable securities during the years ended December 31, 2024 and 2023.

4.
Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a reoccurring basis and indicates the level of fair value hierarchy utilized to determine such values (in thousands):

	AS OF DECEMBER 31, 2024
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash equivalents:
Money market funds	$132,491	$—	$—	$132,491
Marketable securities:
U.S. treasury securities	248,935	—	—	248,935
Debt securities issued by U.S. government agencies	—	218,696	—	218,696
Commercial paper	—	35,557	—	35,557
Corporate debt securities	—	86,092	—	86,092
Total	$381,426	$340,345	$—	$721,771

	AS OF DECEMBER 31, 2023
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash equivalents:
Money market funds	$110,655	$—	$—	$110,655
Marketable securities:
U.S. treasury securities	123,974	—	—	123,974
Debt securities issued by U.S. government agencies	—	153,169	—	153,169
	$234,629	$153,169	$—	$387,798

5.
Property and Equipment, net

Property and Equipment, net consisted of the following (in thousands):

	DECEMBER 31, 2024	DECEMBER 31, 2023
Lab equipment	$1,285	$377
Leasehold improvements	863	—
Less: Accumulated depreciation	(189)	—
Total	$1,959	$377

The Company recognized $0.2 million of depreciation expense for the year ended December 31, 2024. The Company recognized an immaterial amount of depreciation expense for the year ended December 31, 2023.

6.
Prepaids and Other Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	DECEMBER 31, 2024	DECEMBER 31, 2023
Prepaid expenses	$2,621	$1,736
Interest receivable	4,697	1,214
Other current assets	1,742	—
Total	$9,060	$2,950

As of December 31, 2024 and December 31, 2023, the Company had restricted cash of $0.3 million held as a letter of credit for the benefit of a clinical research organization. The related letter of credit was classified within other non-current assets on the consolidated balance sheet as of December 31, 2024 and December 31, 2023.

7.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	DECEMBER 31, 2024	DECEMBER 31, 2023
Accrued external research and development expenses	$4,957	$6,685
Accrued manufacturing expenses	15,505	9,219
Accrued employee compensation	1,895	167
Accrued other	1,898	1,243
Total	$24,255	$17,314

8.
Other Significant Agreements

Paragon Option and License Agreements

For the year ended December 31, 2024, the Company recognized $19.2 million of research and development expense in connection with services provided by Paragon under the Option and License Agreements. For the year ended December 31, 2023, the Company recognized $26.3 million of research and development expense in connection with services provided by Paragon under the Option and License Agreements.

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

Pursuant to the terms of the 2022 Option Agreement, the parties initiated certain research programs that generally focused on a particular target (each, a “Research Program”). Each Research Program is aimed at discovering, generating, identifying and/or characterizing antibodies directed to the respective target. For each Research Program, the parties established a research plan that sets forth the activities that will be conducted, and the associated research budget (each, a “Research Plan”). Upon execution of the 2022 Option Agreement, the Company agreed with Paragon on an initial Research Plan that outlined the services that will be performed commencing at inception of the arrangement related to IL-13 and IL-4Rα. The Research Plan for OX40L was agreed to prior to December 31, 2022. The Company's exclusive option with respect to any future Research Program is exercisable at the Company's sole discretion at any time during the period beginning on the initiation of activities under the associated Research Program and ending a specified number of days following the delivery of the data package from Paragon related to the results of the Research Plan activities (the “Option Period”). There is no payment due upon exercise of an Option pursuant to the 2022 Option Agreement.

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

In consideration for the exclusive options granted under the 2022 Option Agreement, the Company paid an upfront cash amount of $1.3 million and issued 1,250,000 common units to Paragon. Paragon was also entitled to up to an additional 3,750,000 of common units in exchange for the rights granted under the 2022 Option Agreement, which were issued in connection with the closings of the additional tranches of the Series A Preferred Unit financing (see Note 10). Under the 2022 Option Agreement, on a Research Program-by-Research Program basis following the finalization of the Research Plan for each respective Research Program, the Company is required to pay Paragon a nonrefundable fee in cash of $0.5 million. The Company is also obligated to compensate Paragon on a quarterly basis for its services performed under each Research Program based on the actual costs incurred.

In November 2023, the Company entered into an additional antibody discovery and option agreement with Paragon (the “2023 Option Agreement” and together with the 2022 Option Agreement, collectively, the “Option Agreements”). Under the terms of the 2023 Option Agreement, Paragon identifies, evaluates and develops antibodies directed against certain mutually agreed therapeutic targets of interest to the Company. The 2023 Option Agreement initially includes one target, TSLP. Under the 2023 Option Agreement, the Company has the exclusive option to, on a research program-by-research program basis, be granted an exclusive, worldwide license to all of Paragon’s right, title and interest in and to the intellectual property resulting from the applicable research program to develop, manufacture and commercialize the antibodies and products directed to the selected targets. From time to time, the Company can choose to add additional targets to the collaboration by mutual agreement with Paragon.

Pursuant to the terms of the 2023 Option Agreement, the parties may initiate Research Programs. Each Research Program will be aimed at discovering, generating, identifying and/or characterizing antibodies directed to the respective target. For each Research Program, the parties must establish a Research Plan. In January 2024, the Company and Paragon agreed on an initial Research Plan that outlines the services that will be performed commencing at inception of the arrangement related to TSLP. The Company's exclusive option with respect to each Research Program is exercisable at the Company's sole discretion at any time during the period beginning on the initiation of activities under the associated Research Program and ending a specified number of days following the delivery of the data package from Paragon related to the results of the Research Plan activities. There is no payment due upon exercise of an Option pursuant to the 2023 Option Agreement.

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

Unless terminated earlier, the Option Agreements shall continue in force on a Research Program-by-Research Program basis until the earlier of: (i) the end of the Option Period for such Research Program, as applicable, if such Option is not exercised by the Company; and (ii) the effective date of the license agreement for such Research Program if the Company exercises its Option with respect to such Research Program (the “Term”). Upon the expiration of the Term for all then-existing Research Programs, the applicable Option Agreement will automatically expire in its entirety. The Company may terminate either Option Agreement or any Research Program at any time for any or no reason upon 30 days’ prior written notice to Paragon, provided that the Company must pay certain unpaid fees due to Paragon upon such termination, as well as any non-cancellable obligations reasonably incurred by Paragon in connection with its activities under any terminated Research Program. Each party has the right to terminate either Option Agreement or any Research Program upon (i) 30 days’ prior written notice of the other party’s material breach that remains uncured for the 30-day period and (ii) the other party’s bankruptcy.

License Agreements

In November 2022, the Company exercised its option available under the 2022 Option Agreement with respect to the IL-13 Research Program. Upon such exercise, the parties entered into an associated license agreement (the “IL-13 License Agreement”). In April 2023, the Company exercised its option available under the 2022 Option Agreement with respect to the IL- 4Rα Research Program and the OX40L Research Program. Upon such exercise, the parties entered into associated license agreements (the “IL-4Rα License Agreement” and the “OX40L License Agreement,” respectively). In August 2024, the Company exercised its option available under the 2023 Option Agreement with respect to the TSLP Research Program and entered into the associated license agreement (the “TSLP License Agreement” and collectively with the IL-13 License Agreement, the IL-4Rα License Agreement and the OX40L License Agreement, the “License Agreements”). Under the terms of the License Agreements, Paragon granted to the Company an exclusive, worldwide, royalty-bearing, sublicensable right and license with respect to certain information, patent rights and sequence information related to antibodies directed at the respective target to use, make, sell, import, export and otherwise exploit the antibodies directed at the respective target. Pursuant to the License Agreements, the Company granted to Paragon a similar license (except that such license the Company granted to Paragon is non-exclusive) to the respective licenses with respect to multispecific antibodies that are directed at the respective targets and one or more other antibodies. The Company was also granted a right of first negotiation with Paragon concerning the development, license and grant of rights to certain multispecific antibodies associated with each respective license. The Company is solely responsible for the continued development, manufacture and commercialization of products at its own cost and expense for each licensed target.

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

Upon execution of the IL‑13 License Agreement, the Company paid Paragon a $1.0 million fee for the nomination of a development candidate. In August 2023, the Company announced the dosing of its first participant in the Phase 1 trial of APG777 and made a milestone payment of $2.0 million in the fourth quarter of 2023. In November 2023, the Company finalized the nomination of a development candidate under the IL‑4Rα License Agreement and made a milestone payment of $1.0 million to Paragon in the fourth quarter of 2023. In March 2024, the Company announced the dosing of its first participant in a Phase 1 trial of APG808 and made a milestone payment of $2.0 million to Paragon in the first quarter of 2024. In May 2024, the Company finalized the nomination of a development candidate under the OX40L License Agreement and made a milestone payment of $1.0 million to Paragon in the second quarter of 2024. In August 2024, the Company announced the dosing of its first participant in the Phase 1 trial of APG990 and made a milestone payment of $2.0 million to Paragon in the third quarter of 2024. In October 2024, the Company finalized the nomination of a development candidate under the TSLP License Agreement and made a milestone payment of $3.0 million to Paragon in the fourth quarter of 2024. In December 2024, the Company announced the dosing of its first participant in the Phase 1 trial of APG333 and made a milestone payment of $5.0 million in the fourth quarter of 2024.

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

Biologics Master Services Agreement — WuXi Biologics (Hong Kong) Limited

In June 2022, Paragon and WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”) entered into a biologics master services agreement (the “WuXi Biologics MSA”), which was subsequently novated to the Company by Paragon in the second quarter of 2023. The WuXi Biologics MSA governs all development activities and GMP manufacturing and testing for our APG777, APG990, APG333 and APG808 programs, as well as potential future programs, on a work order basis. Under the WuXi Biologics MSA, the Company is obligated to pay WuXi Biologics a service fee and all non-cancellable obligations in the amount specified in each work order associated with the agreement for the provision of services.

The WuXi Biologics MSA terminates on the later of (i) June 20, 2027 or (ii) the completion of services under all work orders executed by the parties prior to June 20, 2027, unless terminated earlier. The term of each work order terminates upon completion of the services under such work order, unless terminated earlier. The Company can terminate the WuXi Biologics MSA or any work order at any time upon 30 days’ prior written notice and immediately upon written notice if WuXi Biologics fails to obtain or maintain required material governmental licenses or approvals. Either party may terminate a work order (i) at any time upon six months’ prior notice with reasonable cause, provided however that if WuXi Biologics terminates a work order in such manner, no termination or cancellation fees shall be paid by the Company and (ii) immediately for cause upon (a) the other party’s material breach that remains uncured for 30 days after notice of such breach, (b) the other party’s bankruptcy or (c) a force majeure event that prevents performance for a period of at least 90 days.

For the year ended December 31, 2024, the Company recognized $31.8 million of research and development expense in connection with the WuXi Biologics MSA, compared to $20.2 million for the year ended December 31, 2023.

Cell Line License Agreement — WuXi Biologics (Hong Kong) Limited

In June 2022, Paragon and WuXi Biologics entered into a cell line license agreement (the “Cell Line License Agreement”), which was subsequently novated to the Company by Paragon in the second quarter of 2023. Under the Cell Line License Agreement, the Company received a non-exclusive, worldwide, sublicensable license to certain of WuXi Biologics’ know-how, cell line, biological materials (the “WuXi Biologics Licensed Technology”) and media and feeds to make, have made, use, sell and import certain therapeutic products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the WuXi Biologics Licensed Products). Specifically, the WuXi Biologics Licensed Technology is used to manufacture a component of the Company’s APG777, APG990, APG333 and APG808 programs.

In consideration for the license, the Company paid WuXi Biologics a non-refundable license fee of $150,000. Additionally, if the Company manufactures all of its commercial supplies of bulk drug product with a manufacturer other than WuXi Biologics or its affiliates, the Company is required to make royalty payments to WuXi Biologics in an amount equal to a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer (the “Royalty”). If the Company manufactures part of its commercial supplies of the WuXi Biologics Licensed Products with WuXi Biologics or its affiliates, then the Royalty will be reduced accordingly on a pro rata basis.

The Cell Line License Agreement will continue indefinitely unless terminated (i) by the Company upon six months’ prior written notice and the Company's payment of all undisputed amounts due to WuXi Biologics through the effective date of termination, (ii) by WuXi Biologics for a material breach by the Company that remains uncured for 60 days after written notice, (iii) by WuXi Biologics if the Company fails to make a payment and such failure continues for 30 days after receiving notice of such failure, or (iv) by either party upon the other party’s bankruptcy.

Letter of Intent — Samsung Biologics Limited

In the fourth quarter of 2024, the Company executed a letter of intent for the manufacturing of drug product with Samsung Biologics, under which the Company recognized $9.9 million of research and development expense.

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

Indemnification Agreements

The Company enters into standard indemnification agreements and/or indemnification sections in other agreements in the ordinary course of business. Pursuant to the agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. There is no limit to the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. As of December 31, 2024, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company was not aware of any claims under these indemnification arrangements as of December 31, 2024 and December 31, 2023.

Legal Proceedings

The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of FASB ASC Topic 450, Contingencies (“ASC 450”). The Company expenses as incurred the costs related to its legal proceedings.

10.
Preferred Shares

As of December 31, 2022, the Company had authorized, issued and outstanding an aggregate of 65,089,212 preferred units, of which 20,000,000 units had been designated as Series A Preferred Units and 45,089,212 units had been designated as Series B Preferred Units. All outstanding preferred units were exchanged for 24,987,750 shares of common stock (or non-voting common stock in lieu thereof) in connection with the IPO in July 2023. As of December 31, 2024 and 2023, the Company did not have any outstanding preferred units.

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

11.
Common Stock

In July 2023, the Company completed its IPO, selling an aggregate 20,297,500 shares of common stock. All outstanding preferred units were exchanged into 24,987,750 shares of common stock in connection with the IPO. Following the IPO, the Company is authorized to issue up to 400,000,000 shares of common stock, par value $0.00001.

In March 2024, the Company issued and sold an aggregate of 7,790,321 shares of its common stock in an underwritten public offering.

In August 2024, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), pursuant to which the Company may offer and sell shares of common stock up to a maximum aggregate offering price of $300.0 million through an at-the-market offering program. The Sales Agent will be entitled to compensation at a commission of up to 3.0% of the aggregate gross sales price per share sold under the Sale Agreement, unless otherwise agreed to by the Sales Agent and the Company under the Sale Agreement. In December 2024, the Company sold 926,049 shares of common stock under the ATM at a price per share of $48.50. As of December 31, 2024, $255.1 million remained available for sale under the Sale Agreement.

As of December 31, 2024, 59,478,725 and 58,062,898 shares of common stock were issued and outstanding, respectively. The 59,478,725 shares of common stock issued are comprised of 45,992,083 shares of voting common stock and 13,486,642 shares of non-voting common stock. As of December 31, 2024, there were 1,415,827 shares of unvested restricted common stock included within the shares of common stock issued.

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

The following assumptions were used in determining the fair value of incentive units granted during the period:

YEAR ENDED DECEMBER 31,
2023
Risk-free interest rate	4.1% - 4.9%
Expected dividend yield	0.0%
Expected term (in years)	0.17 - 2.00
Expected volatility	84.0% - 90.0%

Restricted Common Stock

Concurrent with the Reorganization, all of the outstanding incentive units were exchanged into 3,469,546 shares of common stock, of which 2,779,358 were unvested restricted common stock. The following table provides a summary of the unvested restricted common stock award activity during the year ended December 31, 2024:

	NUMBER OF SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE PER SHARE
Unvested restricted common stock as of December 31, 2023	2,316,902	$5.31
Vested	(901,075)	$5.32
Unvested restricted common stock as of December 31, 2024	1,415,827	$5.30

The fair value of restricted stock vested during the year ended December 31, 2024 was $4.8 million.

Stock Options and Restricted Stock Units

In July 2023, in connection with the IPO, the Company’s Board of Directors (the “Board”) and stockholders approved the 2023 Equity Incentive Plan (the “2023 Plan”), which became effective on the date of the effectiveness of the registration statement for the IPO. The 2023 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards. As of December 31, 2024, the number of shares of common stock available for future grants under the 2023 Plan is equal to 3,720,964 shares of common stock. The number of shares available for grant and issuance under the 2023 Plan will be automatically increased on January 1 of each year by a number of shares equal to up to 5% of the outstanding shares of common stock on such date.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions:

YEAR ENDED DECEMBER 31,
2024
Risk-free interest rate	3.6% - 4.7%
Expected dividend yield	0.0%
Expected term (in years)	5.5 - 6.25
Expected volatility	74.9% - 96.4%

The following table provides a summary of stock option activity during the year ended December 31, 2024:

	OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding as of December 31, 2023	2,506,017	$21.49	9.80	$16,154
Granted	2,726,734	$47.21	—	$—
Exercised	(43,025)	$19.81	—	$—
Forfeited	(34,312)	$19.59	—	$—
Outstanding as of December 31, 2024	5,155,414	$35.12	9.37	$61,506
Exercisable as of December 31, 2024	704,323	$22.06	8.89	$16,434

The fair value of options vested during the year ended December 31, 2024 was $14.1 million.

The following table provides a summary of the unvested restricted stock unit activity under the 2023 Plan during the year ended December 31, 2024:

	NUMBER OF SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE PER SHARE
Unvested restricted stock units as of December 31, 2023	144,090	$22.86
Granted	159,482	49.07
Vested	(36,008)	22.86
Unvested restricted stock units as of December 31, 2024	267,564	$38.48

The fair value of restricted stock units vested during the year ended December 31, 2024 was $0.8 million.

2023 Employee Stock Purchase Plan

In July 2023, the Board adopted and the Company’s stockholders approved the 2023 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 13, 2023. The ESPP provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of the Company's common stock, subject to any plan limitations. The purchase period under the ESPP has a duration of six months, and the purchase price with respect to each purchase period is equal to 85% of the lesser of (i) the fair market value of the Company's common stock at the commencement of the applicable six-month purchase period or (ii) the fair market value of the Company's common stock on the exercise date. As of December 31, 2024, 27,651 shares have been issued under the ESPP and 934,739 shares remain available for issuance.

The following table presents the classification of equity-based compensation expense related to equity awards granted to employees, managers, executives, and service providers (in thousands):

	YEAR ENDED DECEMBER 31,
	2024	2023
Research and development expense	$9,964	$1,574
General and administrative expense	13,368	4,529
Total	$23,332	$6,103

As of December 31, 2024, the total unrecognized compensation expense related to the Company’s stock options, unvested restricted stock and ESPP was $134.5 million, which the Company expects to recognize over a weighted-average period of approximately 3.1 years.

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

13.
Related Parties

Under the Option Agreements and the License Agreements, Paragon, a stockholder of the Company that was founded by a Series A Preferred Unit investor, received upfront consideration in the form of common units, is entitled to receive milestone and royalty payments upon specific conditions and receives payments from the Company for providing ongoing services under the agreements (see Note 8). As of December 31, 2024 and December 31, 2023, $0.1 million and $5.2 million were due to Paragon, respectively. For the year ended December 31, 2024, the Company incurred research and development expenses with Paragon of $19.2 million. For the year ended December 31, 2023, the Company incurred research and development expenses with Paragon of $26.3 million, and immaterial general and administrative expenses with Paragon.

14.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	YEAR ENDED DECEMBER 31,
	2024	2023
Numerator:
Net loss	$(182,146)	$(83,985)
Net loss attributable to common stockholders, basic and diluted	$(182,146)	$(83,985)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	55,193,971	25,005,774
Net loss per share attributable to common stockholders, basic and diluted	$(3.30)	$(3.36)

The following potential common shares, presented based on amounts outstanding at period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the period indicated because including them would have been anti-dilutive:

	YEAR ENDED DECEMBER 31,
	2024	2023
Stock options	5,155,414	2,506,017
Unvested restricted common stock	1,415,827	2,316,902
Unvested restricted stock units	267,564	144,090
Total	6,838,805	4,967,009

15.
Operating Leases

In November 2023, the Company entered into a lease agreement for lab space. In June 2024, the agreement was amended to expand the lab space and extend the lease term through November 2026, with the option to extend for one year.

In September 2024, the Company entered into a lease agreement for office space. The lease term is five years with two one-year options to extend.

As of December 31, 2024, the current and non-current operating lease liabilities were $3.2 million and $8.6 million, respectively. The Company incurred lease expense of $2.3 million for the year ended December 31, 2024. As of December 31, 2024, the weighted average remaining lease term was 3.9 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 7%.

As of December 31, 2024, the future minimum lease payments for the Company’s operating lease for each of the years ending December 31 were as follows (in thousands):

Amount
2025	$3,909
2026	3,475
2027	2,049
2028	2,110
2029	1,618
Thereafter	—
Total undiscounted lease payments	13,161
Present value adjustment	(1,330)
Total net lease liabilities	$11,831

16.
Income Tax

Apogee Therapeutics, Inc. and its U.S. subsidiaries, are taxed as a consolidated C corporation for federal tax purposes. The Company’s loss before income taxes is comprised solely of domestic losses. The Company generated taxable losses for the respective period.

The provision for income taxes consists of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2024	2023
Current:
Federal	$—	$—
State	18	—
Total Current	18	—
Deferred:
Federal	—	—
State	—	—
Total Deferred	—	—
Total Provision	$18	$—

The difference between the effective tax rate and the U.S. federal tax rate were as follows:

	YEAR ENDED DECEMBER 31,
	2024	2023
U.S. federal statutory tax rate	(21.0)%	(21.0)%
State and local income taxes, net of federal income tax benefit	(3.7)%	(4.9)%
Change in state effective income rate	1.2%	(1.8)%
Nondeductible items	1.5%	1.5%
Change in valuation allowance	25.2%	27.9%
Tax credits	(3.2)%	(1.9)%
Other	—%	0.2%
Effective tax rate	—%	—%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2024	2023
Deferred tax assets:
Capitalized license and research and development payments	$46,240	$21,034
Net operating loss carryforwards	16,095	5,370
Research and development credits	9,947	2,415
Intangible assets	1,342	1,244
Stock compensation	2,352	186
Lease liability	2,849	502
Other	13	1
Total deferred tax assets	78,838	30,752
Deferred tax liabilities:
Fixed asset basis differences	(18)	—
Right-of-use asset	(2,737)	(574)
Total deferred tax liabilities	(2,755)	(574)
Valuation allowance	(76,083)	(30,178)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s cumulative net losses and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2024. The change in the valuation allowance for the years ended December 31, 2024 and 2023 was $45.9 million and $23.5 million, respectively. Management reevaluates the positive and negative evidence at each reporting period.

As of December 31, 2024 and 2023, the Company had U.S. federal net operating loss carryforwards of approximately $68.1 million and $23.6 million, respectively, which have no expiration for federal tax purposes. As of December 31, 2024 and 2023, the Company also had state net operating loss carryforwards of approximately $28.5 million and $6.5 million, respectively, which will begin to expire in 2043.

As of December 31, 2024 and 2023, the Company had federal research and development credit carryforwards of approximately $10.5 million and $2.7 million, respectively, which will begin to expire in 2042. The Company also had California research and development credit carryforwards of approximately $1.5 million and $0.7 million as of December 31, 2024 and 2023, respectively, which will not expire. Additionally, the Company had Massachusetts research and development credit carryforwards of approximately $2.1 million, which will begin to expire in 2043.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

Beginning balance as of December 31, 2023	$904
Changes related to tax positions taken in the prior year	28
Changes related to tax positions taken in the current year	2,671
Ending balance as of December 31, 2024	$3,603

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. Net operating losses are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant members over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not yet finalized a study to determine if any such changes have occurred that could limit its ability to use the net operating losses and tax credit carryforwards.

All tax returns will remain open for examination by the federal and state taxing authorities for three and four years, respectively, from the date of utilization of any net operating loss carryforwards or research and development credits.

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of income tax expense, as necessary. As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions. The Company does not expect that its uncertain tax positions will materially change in the next twelve months.

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

17.
Segment Information

The Company has one operating segment and one reporting unit. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of assessing performance and allocating resources. All of the Company’s assets are located in the United States.

	YEAR ENDED DECEMBER 31,
	2024	2023
Operating expenses(1):
Research and development personnel-related (excluding equity-based compensation)	$39,013	$9,387
External research and development costs - APG777	49,241	21,644
External research and development costs - APG990 / APG279	20,000	—
External research and development costs - APG333 / APG777 + APG333	28,095	—
External research and development costs - APG808	10,311	20,801
External-discovery related costs and other	11,064	15,019
General and administrative personnel-related (excluding equity-based compensation)	16,935	8,047
General and administrative operations(2)	18,690	12,002
Equity-based compensation	23,332	6,103
Depreciation expense	189	—
Interest income	(34,742)	(9,018)
Provision for income taxes	18	—
Consolidated net loss	$182,146	$83,985
(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM
(2)
General and administrative operations are comprised of finance, investor relations, business development, human resources, legal, facilities & IT, and certain overhead expenses

18. Subsequent Events

The Company evaluated subsequent events through the date on which these financial statements were issued to ensure that these consolidated financial statements include appropriate disclosure of events both recognized in the financial statements as of December 31, 2024 and events which occurred subsequently but not recognized in the financial statements. No subsequent events have occurred that require disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on the foregoing evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management's Annual Report on Internal Control Over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

As of December 31, 2024, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024, and has issued an attestation report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Apogee Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Apogee Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Apogee Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated March 3, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 3, 2025

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Trading Plans

During the quarter ended December 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the 2025 Proxy Statement, including under headings “Executive Compensation,” “Election of Directors,” and “Corporate Governance,” and “Insider Trading Policy.”

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the 2025 Proxy Statement, including under headings “Executive Compensation” and “Corporate Governance.”

Item 12. Security Ownership of Certain beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the 2025 Proxy Statement, including under headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the 2025 Proxy Statement, including under headings “Corporate Governance” and “Certain Relationships and Related Party Transactions.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the 2025 Proxy Statement, including under the heading “Ratification of Independent Auditor Appointment.”

PART IV

Item 15. Exhibits

1.
Financial Statements: For a list of the financial statements included herein, see the Index to the Financial Statements on page 122 of this Annual Report, which is incorporated into this Item by reference.
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

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on August 28, 2023).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on August 28, 2023).

4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A filed on July 3, 2023).

4.2

Registration Rights Agreement, dated July 13, 2023, by and among the Company and the Investors named therein (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q filed on August 28, 2023).

4.3*	Description of the Company's Securities.

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

10.4+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1/A filed on July 3, 2023).

10.5+	Equity Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q filed on August 28, 2023).

10.6+	Equity Incentive Plan Form of Restricted Unit Award Grant Notice (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed on March 5, 2024).

10.7+	2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1/A filed on July 10, 2023).

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

10.12#

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

10.18+	First Amendment to the Apogee Therapeutics 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2024).

10.19

License Agreement, dated November 22, 2023, by and between the Company and MIL 6T, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2024).

10.20

First Amendment to License Agreement, dated December 4, 2023, by and between the Company and MIL 6T, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2024).

10.21

Second Amendment to License Agreement, dated February 26, 2024, by and between the Company and MIL 6T, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2024).

10.22

Third Amendment to License Agreement, dated June 10, 2024, by and between the Company and MIL 6T, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2024).

10.23

Open Market Sale AgreementSM dated August 12, 2024 between the Company and Jefferies LLC (incorporated by reference to Exhibit 1.2 of the Company's Registration Statement on Form S-3 filed on August 12 2024).

19*	Insider Trading Policy.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of the principal executive officer pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the principal financial officer pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934.

32.1*(1)	Certification of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a‑14(b) under the Securities Exchange Act of 1934.

97.1*	Incentive Compensation Clawback Policy.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation LinkbaseDocument

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Item 16. Form 10‑K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apogee Therapeutics, Inc.

Date: March 3, 2025
	By:	/s/ Michael Henderson, M.D.
Michael Henderson, M.D.
Director and Chief Executive Officer
(principal executive officer)

Date: March 3, 2025
	By:	/s/ Jane Pritchett Henderson
Jane Pritchett Henderson
Chief Financial Officer
(principal financial and accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Michael Henderson, M.D.	Director and Chief Executive Officer	March 3, 2025
Michael Henderson, M.D.	(principal executive officer)

/s/ Jane Pritchett Henderson	Chief Financial Officer	March 3, 2025
Jane Pritchett Henderson	(principal financial and accounting officer)

/s/ Mark C. McKenna
Mark C. McKenna	Chair and Director	March 3, 2025

/s/ Peter Harwin
Peter Harwin	Director	March 3, 2025

/s/ Jennifer Fox
Jennifer Fox	Director	March 3, 2025

/s/ Andrew Gottesdiener, M.D.
Andrew Gottesdiener, M.D.	Director	March 3, 2025

/s/ Tomas Kiselak
Tomas Kiselak	Director	March 3, 2025

/s/ William Jones, Jr.
William Jones, Jr.	Director	March 3, 2025

/s/ Nimish Shah
Nimish Shah	Director	March 3, 2025

/s/ Lisa Bollinger
Lisa Bollinger	Director	March 3, 2025