Form 10-Q
period 2025-03-31
Apogee Therapeutics, Inc.
filed 2025-05-12
CIK 1974640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 5, 2025, the registrant had 59,534,058 shares of common stock, $0.00001 par value per share, outstanding, comprising 46,047,416 shares of voting common stock, $0.00001 par value per share and 13,486,642 shares of non-voting common stock, $0.00001 par value per share.

APOGEE THERAPEUTICS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties and are based on current expectations, estimates, forecasts and assumptions. All statements other than statements of historical fact included in this Quarterly Report, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital requirements or financing needs, capital expenditures, commitments, preclinical studies, clinical trials, plans or intentions relating to product candidates, expected markets, business trends and other statements, including without limitation, those discussed under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “would,” “shall,” “objective,” “intend,” “target,” “should,” “could,” “can,” “expect,” “anticipate,” “believe,” “design,” “estimate,” “forecast,” “predict,” “potential,” “plan,” “seek,” or “continue” or the negative of these terms and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events. Given the significant risks and uncertainties, you should not place undue reliance on these forward-looking statements.

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
•
the timing of and our ability to obtain and maintain regulatory approvals for our programs, as well as potential future programs;
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
•
our anticipated use of our existing resources;

•
adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotech areas), volatility in financial markets and other challenges in the global economy; and
•
uncertainty around the funding, functioning and policy priorities of the U.S. federal regulatory agencies, including the U.S. Food and Drug Administration.

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

PART I – FINANCIAL INFORMATION

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)

	MARCH 31, 2025	DECEMBER 31, 2024
Assets
Current assets:
Cash and cash equivalents	$106,916	$141,789
Marketable securities	406,413	378,864
Prepaid expenses and other current assets	8,202	9,060
Total current assets	521,531	529,713
Long-term marketable securities	168,106	210,416
Property and equipment, net	5,679	1,959
Right-of-use asset, net	11,507	11,365
Other non-current assets	7,339	498
Total assets	$714,162	$753,951
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,445	$1,071
Lease liability	3,976	3,234
Accrued expenses and other current liabilities	26,539	24,255
Total current liabilities	32,960	28,560
Long-term liabilities:
Lease liability, net of current	7,840	8,597
Total liabilities	40,800	37,157
Commitments and contingencies (Note 9)
Stockholders' equity:
Common Stock; $0.00001 par value, 400,000,000 authorized, 59,526,170 issued and 58,304,801 outstanding as of March 31, 2025; 400,000,000 authorized, 59,478,725 issued and 58,062,898 outstanding as of December 31, 2024	1	1
Additional paid-in capital	1,033,542	1,021,794
Accumulated other comprehensive income	1,074	915
Accumulated deficit	(361,255)	(305,916)
Total stockholders’ equity	673,362	716,794
Total liabilities and stockholders’ equity	$714,162	$753,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Operating expenses:
Research and development (1)	$46,387	$28,716
General and administrative	16,709	9,465
Total operating expenses	63,096	38,181
Loss from operations	(63,096)	(38,181)
Other income, net:
Interest income, net	7,840	6,087
Total other income, net	7,840	6,087
Net loss before taxes	(55,256)	(32,094)
Provision for income taxes	(83)	—
Net loss after taxes	$(55,339)	$(32,094)
Net loss per share, basic and diluted	$(0.95)	$(0.64)
Weighted-average common shares outstanding, basic and diluted	58,195,272	50,189,808

(1)
Includes related-party amounts of $32 for the three months ended March 31, 2025, and $6,457 for the three months ended March 31, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Net loss	$(55,339)	$(32,094)
Unrealized gains (losses) on marketable securities, net of tax	159	(506)
Comprehensive loss	$(55,180)	$(32,600)

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2024	58,062,898	$1	$1,021,794	$(305,916)	$915	$716,794
Vesting of restricted stock	213,104	—	—	—	—	—
Issuance of common stock upon exercise of stock options	28,799	—	622	—	—	622
Equity-based compensation expense	—	—	11,126	—	—	11,126
Unrealized gain on marketable securities, net of tax	—	—	—	—	159	159
Net loss	—	—	—	(55,339)	—	(55,339)
Balance at March 31, 2025	58,304,801	$1	$1,033,542	$(361,255)	$1,074	$673,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

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

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(55,339)	$(32,094)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	207	29
Equity-based compensation expense	11,126	4,186
Amortization of discounts on marketable securities	(2,379)	(2,710)
Non-cash lease expense	857	266
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	895	(1,462)
Other non-current assets	(6,841)	—
Accounts payable	1,374	2,159
Operating lease liability	(1,014)	(263)
Accrued expenses	2,637	(1,747)
Net cash used in operating activities	(48,477)	(31,636)
Cash flows from investing activities:
Purchases of marketable securities	(98,201)	(125,892)
Maturities of marketable securities	115,500	74,500
Purchases of property and equipment	(4,317)	(351)
Net cash provided by (used in) investing activities	12,982	(51,743)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	450,496
Proceeds from exercise of options	622	24
Net cash provided by financing activities	622	450,520
Increase (decrease) in cash, cash equivalents and restricted cash	(34,873)	367,141
Cash, cash equivalents and restricted cash, beginning of period	142,083	118,610
Cash, cash equivalents and restricted cash, end of period	$107,210	$485,751
Supplemental disclosures of non-cash activities:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$999	$—
Property and equipment in accounts payable	$229	$—
Unpaid financing cost in accrued liability	$37	$541
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$106,916	$485,457
Restricted cash	294	294
Total	$107,210	$485,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
Nature of the Business

Apogee Therapeutics, Inc., together with its consolidated subsidiary (collectively, “Apogee” or the “Company”), is a clinical-stage biotechnology company advancing novel biologics with potential for differentiated efficacy and dosing in the largest inflammatory and immunology (“I&I”) markets, including for the treatment of atopic dermatitis (“AD”), asthma, eosinophilic esophagitis (“EoE”), chronic obstructive pulmonary disease (“COPD”) and other I&I indications. Apogee’s antibody programs are designed to overcome limitations of existing therapies by targeting well-established mechanisms of action and incorporating advanced antibody engineering to optimize half-life and other properties.

The Company commenced its operations in February 2022 as a Delaware limited liability company named Apogee Therapeutics, LLC. The Company was founded by leading healthcare investors, Fairmount Funds Management LLC and Venrock Healthcare Capital Partners and has since assembled a management team of drug developers and an executive team with significant experience in clinical development, manufacturing of biologics and leading public biopharmaceutical company operations, financing and transactions. As a result of the Company’s reorganization from a limited liability company to a corporation in July 2023 (the “Reorganization”) and in connection with the Company’s initial public offering (“IPO”) in July 2023, the Company directly wholly owns the assets of Apogee Therapeutics, LLC, including the stock of its subsidiary. In addition, the Company engages third parties, including Paragon Therapeutics, Inc. (“Paragon”), who is also a related party, to perform ongoing research and development and other services on its behalf.

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

The Company is subject to risks and uncertainties common to early stage companies in the biotechnology industry, including, but not limited to, completing preclinical studies and clinical trials, obtaining regulatory approval for its programs, market acceptance of products, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, reliance on third-party organizations, protection of proprietary technology, compliance with government regulations, and the ability to raise additional capital to fund operations. The Company’s programs currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure, and extensive compliance reporting capabilities. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales. The Company has primarily funded its operations with proceeds from the sales of preferred units and common stock and has not generated any revenue since inception.

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

Company Liquidity

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued. The Company had an accumulated deficit of $361.3 million as of March 31, 2025. Further, the Company incurred a net loss of $55.3 million and experienced negative cash flows from operations of $48.5 million for the three months ended March 31, 2025. Based on the Company’s current operating plan, it estimates that its existing cash and cash equivalents of $106.9 million, marketable securities of $406.4 million and long-term marketable securities of $168.1 million as of March 31, 2025, will be sufficient to enable the Company to fund its operating expenses and capital requirements through at least the next 12 months from the issuance of these consolidated financial statements.

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

This Quarterly Report contains references to our programs, which are used interchangeably to refer to our clinical programs within our pipeline and our products under development.

2.
Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies as disclosed in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, except as noted below.

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

These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates of the Financial Accounting Standards Board (“FASB”). In the Company’s management opinion, the information furnished in these unaudited condensed consolidated financial statements reflect all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the financial position and results of operations for the interim reported periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Apogee Therapeutics, Inc. and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

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

Items measured at fair value on a recurring basis as of March 31, 2025 include cash equivalents and marketable securities (Notes 3 and 4). The carrying amounts reflected in the accompanying consolidated balance sheets for prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

Property and Equipment, net

Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives of the assets:

ESTIMATED USEFUL LIFE
Furniture and fixtures	5 years
Lab equipment	5 years
Leasehold improvements	Shorter of the lease term or useful life

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

Marketable Securities

The Company’s investments are comprised of U.S. government agency securities, U.S. treasury securities, commercial paper and corporate debt securities. Investments are classified at the time of purchase, based on management’s intent, as held-to-maturity, available-for-sale, or trading. All of the Company’s marketable security investments are classified as available-for-sale securities and are reported at fair market value using quoted prices in active markets for similar securities. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included as a component of other income within the condensed consolidated statements of operations and comprehensive loss. Unrealized gains and losses are included within the condensed consolidated statements of comprehensive loss.

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

Equity-Based Compensation

The Company issues equity-based awards to employees, managers, executives, non-employees and service providers in the form of restricted common stock, restricted stock units, and stock options. The Company accounts for equity-based compensation awards in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”).

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

The Company evaluates whether an equity award should be classified and accounted for as a liability award or equity award for all equity-based compensation awards granted. As of March 31, 2025, all of the Company’s equity-based awards were equity classified. Forfeitures are recognized as they occur. The Company classifies equity-based compensation expense in the accompanying consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified, as applicable.

Concentrations of Credit Risk and Significant Suppliers

Financial instruments that potentially expose the Company to credit risk primarily consist of cash, cash equivalents and marketable securities. The Company’s investment portfolio is comprised of money market funds, debt securities issued by U.S. government and corporate debt securities. The Company maintains its deposits with accredited financial institutions and, consequently, the Company does not believe it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Bank accounts in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2025 and December 31, 2024, predominantly all of the Company’s primary operating accounts significantly exceeded the FDIC limits.

The Company is dependent on third-party organizations to research, develop, manufacture and process its product candidates for its development programs. In particular, the Company currently relies on a limited number of third-party manufacturers for preclinical, clinical, and future commercial manufacturing activities. The Company expects to continue to be dependent on a small number of manufacturers to supply it with its requirements for all products. The Company’s research and development programs could be adversely affected by a significant interruption in the supply of the necessary materials.

Off-Balance Sheet Arrangements

As of March 31, 2025 and December 31, 2024, the Company had no off-balance sheet risks such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

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

The Company calculates basic net loss per common share by dividing net loss by the weighted-average number of common shares outstanding for the period. The Company has generated a net loss in the periods presented so the basic and diluted net loss per share are the same as the inclusion of the potentially dilutive securities would be anti-dilutive.

3.
Marketable Securities

The following is a summary of the Company’s investing portfolio (in thousands):

	AS OF MARCH 31, 2025
		UNREALIZED
	COST	GAINS	LOSSES	FAIR VALUE
Marketable securities
Maturities within one year:
U.S. treasury securities	$176,927	$395	$(24)	$177,298
Debt securities issued by U.S. government agencies	101,911	163	(12)	102,062
Commercial paper	34,178	5	(2)	34,181
Corporate debt securities	92,797	83	(8)	92,872
Total maturities within one year	405,813	646	(46)	406,413
Maturities between one and two years:
U.S. treasury securities	$79,792	$140	$(49)	$79,883
Debt securities issued by U.S. government agencies	61,797	405	—	62,202
Corporate debt securities	26,043	15	(37)	26,021
Total maturities between one and two years	167,632	560	(86)	168,106
Total marketable securities	$573,445	$1,206	$(132)	$574,519

	AS OF DECEMBER 31, 2024
		UNREALIZED
	COST	GAINS	LOSSES	FAIR VALUE
Marketable securities:
Maturities within one year:
U.S. treasury securities	$158,332	$469	$(34)	$158,767
Debt securities issued by U.S. government agencies	115,425	169	—	115,594
Commercial paper	35,508	49	—	35,557
Corporate debt securities	68,831	146	(31)	68,946
Total maturities within one year	378,096	833	(65)	378,864
Maturities between one and two years:
U.S. treasury securities	$90,330	$109	$(271)	$90,168
Debt securities issued by U.S. government agencies	102,707	470	(75)	103,102
Corporate debt securities	17,232	—	(86)	17,146
Total maturities between one and two years	210,269	579	(432)	210,416
Total marketable securities	$588,365	$1,412	$(497)	$589,280

As of March 31, 2025, the Company had 45 securities with a total fair market value of $130.8 million in an unrealized loss position. The Company does not intend to sell its investments before recovery of the amortized cost basis of its debt securities at maturity and no allowance for credit losses was recorded as of March 31, 2025 and December 31, 2024. Securities are evaluated at the end of each reporting period. The Company did not record any impairment related to its marketable securities during the three months ended March 31, 2025 and 2024.

4.
Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a reoccurring basis and indicates the level of fair value hierarchy utilized to determine such values (in thousands):

	AS OF MARCH 31, 2025
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash equivalents:
Money market funds	$94,226	$—	$—	$94,226
U.S. treasury securities	1,404	—	—	1,404
Corporate debt securities	—	1,076	—	1,076
Marketable securities:
U.S. treasury securities	257,179	—	—	257,179
Debt securities issued by U.S. government agencies	—	164,264	—	164,264
Commercial paper	—	34,182	—	34,182
Corporate debt securities	—	118,894	—	118,894
Total	$352,809	$318,416	$—	$671,225

	AS OF DECEMBER 31, 2024
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash equivalents:
Money market funds	$132,491	$—	$—	132,491
Marketable securities:
U.S. treasury securities	248,935	—	—	248,935
Debt securities issued by U.S. government agencies	—	218,696	—	218,696
Commercial paper	—	35,557	—	35,557
Corporate debt securities	—	86,092	—	86,092
Total	$381,426	$340,345	$—	$721,771

5.
Prepaids and Other Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	MARCH 31, 2025	DECEMBER 31, 2024
Prepaid expenses	$2,605	$2,621
Interest receivable	5,011	4,697
Other current assets	586	1,742
Total	$8,202	$9,060

As of March 31, 2025 and December 31, 2024, the Company had restricted cash of $0.3 million held as a letter of credit for the benefit of a clinical research organization. The related letter of credit was classified within other non-current assets on the condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024.

As of March 31, 2025, the Company also had $6.8 million in long-term prepayments, made in conjunction with the Company's research and development activities, classified within other non-current assets.

6.
Property and Equipment, net

Property and Equipment, net consisted of the following (in thousands):

	MARCH 31, 2025	DECEMBER 31, 2024
Lab equipment	$1,407	$1,285
Leasehold improvements	2,658	863
Furniture and fixtures	1,018	—
IT equipment	992	—
Less: Accumulated depreciation	(396)	(189)
Total	$5,679	$1,959

The Company had property and equipment, net of $5.7 million and $2.0 million as of March 31, 2025 and December 31, 2024, respectively. The Company recognized $0.2 million of depreciation expense for the three months ended March 31, 2025. The Company recognized an immaterial amount of depreciation expense for the three months ended March 31, 2024.

7.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	MARCH 31, 2025	DECEMBER 31, 2024
Accrued external research and development expenses	$7,333	$4,957
Accrued manufacturing expenses	11,885	15,505
Accrued employee compensation	5,224	1,895
Accrued other	2,097	1,898
Total	$26,539	$24,255

8.
Other Significant Agreements

Paragon Option and License Agreements

For the three months ended March 31, 2025, the Company recognized an immaterial amount of research and development expense in connection with services provided by Paragon under the Option and License Agreements. For the three months ended March 31, 2024, the Company recognized $6.5 million of research and development expense in connection with services provided by Paragon under the Option and License Agreements.

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

For the three months ended March 31, 2025, the Company recognized $1.2 million of research and development expense in connection with the WuXi Biologics MSA, compared to $4.4 million for the three months ended March 31, 2024.

Cell Line License Agreement — WuXi Biologics (Hong Kong) Limited

In June 2022, Paragon and WuXi Biologics entered into a cell line license agreement (the “Cell Line License Agreement”), which was subsequently novated to the Company by Paragon in the second quarter of 2023. Under the Cell Line License Agreement, the Company received a non-exclusive, worldwide, sublicensable license to certain of WuXi Biologics’ know-how, cell line, biological materials (the “WuXi Biologics Licensed Technology”) and media and feeds to make, have made, use, sell and import certain therapeutic products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the WuXi Biologics Licensed Products). Specifically, the WuXi Biologics Licensed Technology is used to manufacture a component of the Company’s APG777, APG990, APG279, APG333 and APG808 programs.

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

Master Services Agreement and Project Specific Agreements — Samsung Biologics Limited

In March 2025, the Company entered into a Master Services Agreement (the “Samsung Biologics MSA”), made effective as of February 28, 2025, with Samsung Biologics Co., Ltd. (“Samsung Biologics”), pursuant to which Samsung Biologics will manufacture and supply the Company with APG777 drug substance (the “Samsung Biologics Product”) for clinical development and commercial sale, if approved. The Company is obligated to pay Samsung Biologics service fees for each manufactured batch, as well as the costs of materials purchased by Samsung Biologics and expenses including testing and storage, which such costs and fees will be specified in Project Specific Agreements (each a “PSA”).

Also in March 2025, the Company entered into a PSA (the “Initial PSA”) with Samsung Biologics, made effective as of February 28, 2025, pursuant to which Samsung Biologics will produce clinical batches of the Samsung Biologics Product at its facility in Incheon, South Korea, perform process characterization and validation, and manufacture process performance qualification lots of the Samsung Biologics Product. Under the Initial PSA, the Company must purchase certain minimum quantities of the Samsung Biologics Product and has agreed to pay Samsung Biologics as determined pursuant to the terms of the Initial PSA. The Company has also agreed to enter into a separate PSA with Samsung Biologics for the manufacture of commercial supply of APG777 drug substance, which will provide for certain minimum purchase commitments for each year from 2029 to 2034. If the Company elects not to enter into the PSA for commercial supply, it will incur an exit fee in the high single digit millions.

The Samsung Biologics MSA will terminate in February 2035, or, if a PSA is still in effect, when such PSA terminates, and may be extended upon mutual agreement of the parties. The Initial PSA will terminate in December 2034. Either the Company or Samsung Biologics may terminate the Samsung Biologics MSA or the Initial PSA in the event of an uncured material breach by, insolvency of or inability to perform due to a force majeure event by the other party. In the event all applicable PSAs have been terminated, Samsung Biologics has agreed to provide assistance with certain technology transfer matters, subject to exceptions. If the Company terminates the Samsung Biologics MSA or Initial PSA without cause, the Company will generally be responsible for paying the purchase price for the Company’s aggregate product commitment for the remainder of the term, less any amounts the Company has already paid.

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

Indemnification Agreements

The Company enters into standard indemnification agreements and/or indemnification sections in other agreements in the ordinary course of business. Pursuant to the agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. There is no limit to the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. As of March 31, 2025, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company was not aware of any claims under these indemnification arrangements as of March 31, 2025 and December 31, 2024.

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

In August 2024, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), pursuant to which the Company may offer and sell shares of common stock up to a maximum aggregate offering price of $300.0 million through an at-the-market offering program. The Sales Agent will be entitled to compensation at a commission of up to 3.0% of the aggregate gross sales price per share sold under the Sale Agreement, unless otherwise agreed to by the Sales Agent and the Company under the Sale Agreement. In December 2024, the Company sold 926,049 shares of common stock under the ATM at a price per share of $48.50. For the three months ended March 31, 2025, the Company made no sales pursuant to the Sale Agreement. As of March 31, 2025, $255.1 million remained available for sale under the Sale Agreement.

As of March 31, 2025, 59,526,170 and 58,304,801 shares of common stock were issued and outstanding, respectively. The 59,526,170 shares of common stock issued are comprised of 46,039,528 shares of voting common stock and 13,486,642 shares of non-voting common stock. As of March 31, 2025, there were 1,221,369 shares of unvested restricted common stock included within the shares of common stock issued.

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

11.
Equity-Based Compensation

Restricted Common Stock

Concurrent with the Reorganization, all outstanding incentive units were exchanged into 3,469,546 shares of common stock, of which 2,779,358 were unvested restricted common stock. The following table provides a summary of the unvested restricted common stock award activity during the three months ended March 31, 2025:

	NUMBER OF SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE PER SHARE
Unvested restricted common stock as of December 31, 2024	1,415,827	$5.30
Vested	(194,458)	$4.98
Unvested restricted common stock as of March 31, 2025	1,221,369	$5.36

The fair value of restricted stock vested during the three months ended March 31, 2025 was $1.0 million.

Stock Options and Restricted Stock Units

In July 2023, in connection with the IPO, the Company’s Board of Directors (the “Board”) and stockholders approved the 2023 Equity Incentive Plan (the “2023 Plan”), which became effective on the date of the effectiveness of the registration statement for the IPO. The 2023 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards. As of March 31, 2025, the number of shares of common stock available for future grants under the 2023 Plan is equal to 6,398,408 shares of common stock. The number of shares available for grant and issuance under the 2023 Plan will be automatically increased on January 1 of each year by a number of shares equal to up to 5% of the outstanding shares of common stock on such date.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions:

THREE MONTHS ENDED MARCH 31,
2025
Risk-free interest rate	4.0% - 4.4%
Expected dividend yield	0.0%
Expected term (in years)	6.0 - 6.25
Expected volatility	74.8% - 75.2%

The following table provides a summary of stock option activity during the three months ended March 31, 2025:

	OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding as of December 31, 2024	5,155,414	$35.12	9.4	$61,506
Granted	275,540	$37.76	—	$—
Exercised	(28,799)	$21.61	—	$—
Forfeited	(46,166)	$28.93	—	$—
Outstanding as of March 31, 2025	5,355,989	$35.38	9.2	$39,345
Exercisable as of March 31, 2025	962,645	$25.55	8.8	$12,870

The fair value of options vested during the three months ended March 31, 2025 was $7.4 million.

The following table provides a summary of the unvested restricted stock unit activity under the 2023 Plan during the three months ended March 31, 2025:

	NUMBER OF SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE PER SHARE
Unvested restricted stock units as of December 31, 2024	267,564	$38.48
Vested	(18,646)	$36.56
Forfeited	(3,674)	$40.30
Unvested restricted stock units as of March 31, 2025	245,244	$38.60

The fair value of restricted stock units vested during the three months ended March 31, 2025 was $0.7 million.

2023 Employee Stock Purchase Plan

In July 2023, the Board adopted and the Company’s stockholders approved the 2023 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 13, 2023. The ESPP provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of the Company's common stock, subject to any plan limitations. The purchase period under the ESPP has a duration of six months, and the purchase price with respect to each purchase period is equal to 85% of the lesser of (i) the fair market value of the Company's common stock at the commencement of the applicable six-month purchase period or (ii) the fair market value of the Company's common stock on the exercise date. As of March 31, 2025, 27,651 shares have been issued under the ESPP and 1,515,367 shares remain available for issuance.

The following table presents the classification of equity-based compensation expense related to equity awards granted to employees, managers, executives, and service providers (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Research and development expense	$5,372	$1,930
General and administrative expense	5,754	2,256
Total	$11,126	$4,186

As of March 31, 2025, the total unrecognized compensation expense related to the Company’s stock options, unvested restricted stock and ESPP was $129.9 million, which the Company expects to recognize over a weighted-average period of approximately 2.9 years.

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

12.
Related Parties

Under the Option Agreements and the License Agreements, Paragon, a stockholder of the Company that was founded by a Series A Preferred Unit investor, received upfront consideration in the form of common units, is entitled to receive milestone and royalty payments upon specific conditions and receives payments from the Company for providing ongoing services under the agreements (see Note 8). As of March 31, 2025, an immaterial amount was due to Paragon. As of December 31, 2024, $0.1 million was due to Paragon. For the three months ended March 31, 2025, the Company incurred immaterial research and development expenses with Paragon. For the three months ended March 31, 2024, the Company incurred research and development expenses of $6.5 million with Paragon.

13.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Numerator:
Net loss	$(55,339)	$(32,094)
Net loss attributable to common stockholders, basic and diluted	$(55,339)	$(32,094)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	58,195,272	50,189,808
Net loss per share attributable to common stockholders, basic and diluted	$(0.95)	$(0.64)

The following potential common shares, presented based on amounts outstanding at period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the period indicated because including them would have been anti-dilutive:

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Stock options	5,355,989	2,615,229
Unvested restricted common stock	1,221,369	2,088,225
Unvested restricted stock units	245,244	135,102
Potential shares issuable under the ESPP	13,825	8,063
Total	6,836,427	4,846,619

14.
Operating Leases

In November 2023, the Company entered into a lease agreement for lab space. In June 2024, the agreement was amended to expand the space and extend the lease term through November 2026, with the option to extend for one year. In January 2025, the agreement was amended to further expand the space. As of March 31, 2025, the remaining lease term was 1.7 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 9.1%.

In September 2024, the Company entered into a lease agreement for office space. The lease term is five years with two one-year options to extend. As of March 31, 2025, the remaining lease term was 4.5 years and the incremental borrowing rate used to determine the operating lease liability was 6.0%.

As of March 31, 2025, total current and non-current operating lease liabilities were $4.0 million and $7.8 million, respectively. The Company incurred lease expense of $1.1 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.

15.
Segment Information

The Company has one operating segment and one reporting unit. The Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of assessing performance and allocating resources. All of the Company’s assets are located in the United States.

The following table summarizes our segment information for the periods presented (in thousands):

	FOR THE THREE MONTHS ENDED MARCH 31,
	2025	2024
Operating expenses(1):
Research and development personnel-related (excluding equity-based compensation)	$15,296	$5,903
External research and development costs - APG777	14,571	5,955
External research and development costs - APG990 / APG279	3,213	5,210
External research and development costs - APG333 / APG777 + APG333	2,434	3,659
External research and development costs - APG808	1,310	3,959
External-discovery related costs and other	4,127	2,071
General and administrative personnel-related (excluding equity-based compensation)	5,707	3,533
General and administrative operations(2)	5,105	3,676
Equity-based compensation	11,126	4,186
Depreciation expense	207	29
Interest income	(7,840)	(6,087)
Provision for income taxes	83	—
Consolidated net loss	$55,339	$32,094
(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM
(2)
General and administrative operations are comprised of finance, investor relations, business development, human resources, legal, facilities & IT, and certain overhead expenses

16.
Subsequent Events

The Company evaluated subsequent events through the date on which these financial statements were issued to ensure that these condensed consolidated financial statements include appropriate disclosure of events both recognized in the financial statements as of March 31, 2025 and events which occurred subsequently but not recognized in the financial statements. No subsequent events have occurred that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, as well as our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The following discussion contains forward-looking statements that reflect our current plans, forecasts, estimates and beliefs and involve risks and uncertainties. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our actual results, outcomes and the timing of events could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in the section titled “Special Note Regarding Forward Looking Statements” and “Risk Factors.” We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. Forward-looking statements are not historical facts, reflect our current views with respect to future events, and apply only as of the date made. We do not intend, and undertake no obligation, to update these forward-looking statements, except as required by law. Unless the context requires otherwise, references to “we,” “us,” “our,” “Apogee” or “the Company” refer to Apogee Therapeutics, Inc. and its subsidiaries.

This Quarterly Report contains references to our programs, which are used interchangeably to refer to our clinical programs within our pipeline and our products under development.

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

Our pipeline comprises multiple antibody programs being developed initially for the treatment of I&I indications as monotherapies and combinations, including APG777, APG990, APG279, APG333, APG777 + APG333, and APG808. With four validated targets in our portfolio, we are seeking to achieve best-in-class efficacy and dosing through monotherapies and combinations of our novel antibodies. Based on a broad pipeline and depth of expertise, we believe we can deliver value and meaningful benefit to patients underserved by today’s standard of care. We believe each of our programs has potential for broad application across multiple I&I indications.

APG777 – anti-IL13 antibody, same mechanism of action as EBGLYSS (lebrikizumab)

APG777 is a subcutaneous (“SQ”) extended half-life monoclonal antibody (“mAb”) targeting IL-13. In August 2023, we announced the dosing of our first participant in our first clinical trial for APG777. In 2024, we announced positive interim safety and pharmacokinetic (“PK”) data from this trial with APG777 demonstrating a potential best-in-class PK profile, including a half-life of 77 days, supporting the potential for every three- to six- month maintenance dosing in AD. Single doses of APG777 demonstrated a deep and sustained effect on PD markers out to approximately 12 months. APG777 was well-tolerated across all dose groups. In May 2024, we commenced dosing in the Part A portion of the Phase 2 clinical trial of APG777 in patients with moderate-to-severe AD. In February 2025, we announced that the last patient in the Part A portion of the trial had been dosed with 16-week topline data from Part A expected in mid-2025. In February 2025, we also announced that we had commenced dosing of Part B portion of the Phase 2 trial. All patients benefiting from treatment will have the opportunity to continue to APG777 maintenance treatment, which will evaluate three- to six-month dosing intervals. We anticipate maintenance data from Part A in the first half of 2026 and 16-week topline data from Part B in the second half of 2026.

Based on our initial clinical data, we plan to advance the development of APG777 in asthma and EoE. In April 2025, we initiated a Phase 1b trial in asthma and we plan to initiate a Phase 2b trial in asthma in the second half of 2025, and a Phase 2 trial in EoE in 2026. Based on our clinical data, we expect to further evaluate additional opportunities to develop APG777 for other I&I indications, including alopecia areata (“AA”), chronic rhinosinusitis with nasal polyps (“CRSwNP”), chronic spontaneous urticaria (“CSU”), and prurigo nodularis (“PN”).

In addition, we plan to evaluate APG777 in combination with other investigational therapies within our pipeline to potentially enable greater efficacy for I&I conditions. The first of these combinations is APG279, which combines APG777 with APG990, our novel, SQ, half-life extended mAb targeting OX40L.

APG990 – anti-OX40L antibody, same mechanism of action as amlitelimab and APG279, a potential combination therapy of APG777 + APG990

APG990 is an SQ extended half-life mAb that utilizes advanced antibody engineering to target OX40L.

We plan to develop APG777 and APG990 (“APG279”) together as a potential first-in-class coformulation for the treatment of AD by combining deep and sustained inhibition of Type 2 inflammation via APG777’s inhibition of IL-13 with broader inhibition of Type 1-3 inflammation through APG990’s inhibition of OX40L. APG279 has been shown to retain stability, injectability, and convenience of individual components in preclinical studies. In preclinical studies, APG279 has also demonstrated broad inhibition of Type 1, Type 2 and Type 3 inflammation, similar to what was seen with Janus kinase (“JAK”) inhibition, but with potential for better tolerability than JAK inhibitors. We believe these combined mechanisms offer the potential for improved clinical responses over monotherapy while our planned approach of coformulating two extended half-life mAbs holds the potential for best-in-class dosing.

In August 2024, we initiated a Phase 1 clinical trial of APG990 in healthy volunteers and in March 2025, we announced positive interim safety and PK data from the APG990 Phase 1 clinical trial. PK data showed a half-life of approximately 60 days across doses tested. APG990, in single doses up to 1,200mg, was well tolerated and showed a favorable safety profile, consistent with other assets targeting OX40L. In addition, preclinical toxicology studies of the combination of APG777 and APG990 showed no findings at any dose level, including the highest dose tested of 150 mg/kg per agent. Based on these results, we plan to submit an Investigational New Drug (“IND”) application or foreign equivalent for APG279. Following clearance, we plan to initiate in 2025 a Phase 1b trial of APG279 against DUPIXENT in approximately 50 patients with moderate-to-severe AD with a data readout expected in the second half of 2026. The initial clinical study of APG279 is planned to be conducted as a coadministration of APG777 and APG990. We plan to advance the development of APG279 in future studies as a coformulation. The PK data for APG990, when considered together with APG279 coformulation data, provides the potential for dosing the combination two to four times per year with a single 2 mL coformulated injection.

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

Subject to positive data for APG777 as a monotherapy in asthma, we plan to study APG777 in combination with APG333 to drive potential best-in-class efficacy in respiratory conditions.

APG808 – anti-IL4Rα antibody, same mechanism of action as DUPIXENT

APG808 is an SQ extended half-life mAb targeting IL-4Rα, a target with clinical validation across eight different Type 2 allergic diseases. In March 2024, we commenced dosing of the first healthy volunteers in the APG808 Phase 1 trial and in September 2024, we commenced dosing of the first asthma patients as a cohort in that Phase 1 trial. In December 2024, we announced positive interim safety, PK and pharmacodynamic (“PD”) data from the Phase 1 trial. APG808 demonstrated a potential best-in-class PK profile, including a half-life of approximately 55 days at projected, clinically relevant steady state exposures, supporting the potential for every two- to three-month maintenance dosing. Single doses of APG808 demonstrated a deep and sustained effect on PD markers out to approximately three months (longest follow-up available at time of data cut). APG808 was well-tolerated across all dose groups.

In May 2025, we announced positive interim results from the Phase 1b trial of APG808 in patients with mild-to-moderate asthma. The trial was a double-blind, placebo-controlled, multiple-dose trial, which evaluated the safety and tolerability of APG808 in 22 adult patients with mild-to-moderate asthma. The trial also evaluated fractional exhaled nitric oxide concentration (FeNO), thymus and activation-regulated chemokine (“TARC”), and pSTAT6. Participants were randomized 3:1, receiving 600mg of APG808 or placebo on day 1 and day 29.

The results demonstrated that APG808 was well-tolerated, with multiple doses of APG808 resulting in rapid suppression of FeNO, a biomarker of Type 2 inflammation that is associated with exacerbations in asthma, with a maximal robust FeNO decrease from baseline of 53% and sustained FeNO decrease from baseline of 50% at 12 weeks.APG808 also demonstrated sustained and near-complete reduction in pSTAT6 as well as deep reduction of TARC maintained through 12 weeks. The most common treatment-emergent adverse events (“TEAEs”) observed were headache, injection site erythema, and upper respiratory tract infections. There were no Grade 3 TEAEs or severe adverse events, and no adverse events led to study discontinuation.

APG808’s optimized PK profile coupled with FeNO suppression out to 12-weeks reinforces the potential for 2-months or longer maintenance dosing, offering a significant advantage compared to the current bi-weekly standard of care.

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

We have incurred significant operating losses since inception. Our ability to generate sufficient product revenue to achieve profitability will depend heavily on the successful development and eventual commercialization of any programs we may develop. We generated a net loss of $55.3 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $361.3 million. We expect to continue to incur significantly increased expenses for the foreseeable future if and as we:

•
advance our programs, APG777, APG990, APG279, APG333, APG777 + APG333, and APG808, into and through clinical trials and regulatory approval prior to commercialization;
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

As a result, we will need substantial additional funding to support our continued operations and growth strategy. Until such a time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including licensing arrangements, royalty financings, collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our programs.

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

We expect that our existing cash and cash equivalents of $106.9 million, marketable securities of $406.4 million and long-term marketable securities of $168.1 million as of March 31, 2025, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. See “Liquidity and Capital Resources” for further information.

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

Collaboration, License and Services Agreements

Paragon Option Agreements

In February 2022, we entered into an antibody discovery and option agreement with Paragon Therapeutics, Inc. (“Paragon”), which was subsequently amended in November 2022 (as amended, the “2022 Option Agreement”). Under the terms of the 2022 Option Agreement, Paragon identifies, evaluates and develops antibodies directed against certain mutually agreed therapeutic targets of interest to us. The 2022 Option Agreement initially included two selected targets, IL-13 and IL-4Rα, and was subsequently amended in November 2022 to include an additional selected target, OX40L. Under the 2022 Option Agreement, we have the exclusive option to, on a research program-by-research program basis, be granted an exclusive, worldwide license to all of Paragon’s right, title and interest in and to the intellectual property resulting from the applicable research program to develop, manufacture and commercialize the antibodies and products directed to the selected targets (each, an “Option”). From time to time, we can choose to add additional targets to the collaboration by mutual agreement with Paragon.

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

We concluded that each of the License Agreements constitutes an asset acquisition of in-process research and development assets with no alternative future use. Each of the arrangements did not qualify as a business combination because substantially all of the fair value of the assets acquired was concentrated in the license which comprises a single identifiable asset. Therefore, the aggregate acquisition cost for each license was recognized as research and development expense.

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

Cell Line License Agreement — WuXi Biologics (Hong Kong) Limited

In June 2022, Paragon and WuXi Biologics entered into a cell line license agreement (the “Cell Line License Agreement”), which was subsequently novated to us by Paragon in the second quarter of 2023. Under the Cell Line License Agreement, we received a non-exclusive, worldwide, sublicensable license to certain of WuXi Biologics’ know-how, cell line, biological materials (the “WuXi Biologics Licensed Technology”) and media and feeds to make, have made, use, sell and import certain therapeutic products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the “WuXi Biologics Licensed Products”). Specifically, the WuXi Biologics Licensed Technology is used to manufacture a component of the APG777, APG990, APG279, APG333 and APG808 programs.

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

Master Services Agreement and Project Specific Agreements — Samsung Biologics Limited

In March 2025, we entered into a Master Services Agreement (the “Samsung Biologics MSA”), made effective as of February 28, 2025, with Samsung Biologics Co., Ltd. (“Samsung Biologics”), pursuant to which Samsung Biologics will manufacture and supply us with APG777 drug substance (the “Samsung Biologics Product”) for clinical development and commercial sale, if approved. We are obligated to pay Samsung Biologics service fees for each manufactured batch, as well as the costs of materials purchased by Samsung Biologics and expenses including testing and storage, which such costs and fees will be specified in Project Specific Agreements (each a “PSA”).

Also in March 2025, we entered into a PSA (the “Initial PSA”) with Samsung Biologics, made effective as of February 28, 2025, pursuant to which Samsung Biologics will produce clinical batches of the Samsung Biologics Product at its facility in Incheon, South Korea, perform process characterization and validation, and manufacture process performance qualification lots of the Samsung Biologics Product. Under the Initial PSA, we must purchase certain minimum quantities of the Samsung Biologics Product and have agreed to pay Samsung Biologics as determined pursuant to the terms of the Initial PSA. We have also agreed to enter into a separate PSA with Samsung Biologics for the manufacture of commercial supply of APG777 drug substance, which will provide for certain minimum purchase commitments for each year from 2029 to 2034. If we elect not to enter into the PSA for commercial supply, we will incur an exit fee in the high single digit millions. The Samsung Biologics MSA will terminate in February 2035, or, if a PSA is still in effect, when such PSA terminates, and may be extended upon mutual agreement of the parties. The Initial PSA will terminate in December 2034. We or Samsung Biologics may terminate the Samsung Biologics MSA or the Initial PSA in the event of an uncured material breach by, insolvency of or inability to perform due to a force majeure event by the other party. In the event all applicable PSAs have been terminated, Samsung Biologics has agreed to provide assistance with certain technology transfer matters, subject to exceptions. If we terminate the Samsung Biologics MSA or Initial PSA without cause, we will generally be responsible for paying the purchase price for our aggregate product commitment for the remainder of the term, less any amounts we have already paid.

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

•
expenses incurred under agreements with clinical trial sites that conduct research and development activities on our behalf;
•
costs related to production of clinical supplies and preclinical materials, including fees paid to contract manufacturers; and
•
personnel-related expenses, including salaries, bonuses and equity-based compensation expense.

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

Our primary focus since inception has been the identification and development of our pipeline programs. Our research and development costs primarily consist of external costs, such as fees paid to Paragon under the Option Agreements and the License Agreements. We do not separately track or segregate the amount of costs incurred under the Option Agreements due to the early-stage and discovery nature of the services. We do not allocate personnel-related costs by program because these resources are used and these costs are deployed across multiple programs under development, and, as such, are not separately classified.

We expect that our research and development expenses will increase substantially for the foreseeable future as we continue to invest in research and development activities for our programs, and any potential future programs, including investments in manufacturing. The success of programs we may identify and develop will depend on many factors, including the following:

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

The Company’s provision for state income taxes was $0.1 million for the three months ended March 31, 2025. There was no provision for state income taxes for the three months ended March 31, 2024.

Results of Operations

A discussion regarding our financial condition and results of operations for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is presented below.

Comparison of the Three Months Ended March 31, 2025 and 2024

Results of Operations

The following table summarizes our consolidated statements of operations for the periods presented (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2025	2024	$ CHANGE
Operating expenses:
Research and development	$46,387	$28,716	$17,671
General and administrative	16,709	9,465	7,244
Total operating expenses	63,096	38,181	24,915
Loss from operations	(63,096)	(38,181)	(24,915)
Other income, net:
Interest income	7,840	6,087	1,753
Total other income, net	7,840	6,087	1,753
Net loss before taxes	$(55,256)	$(32,094)	$(23,162)
Provision for income taxes	(83)	—	(83)
Net loss after taxes	$(55,339)	$(32,094)	$(23,245)

Research and Development Expense

The following table summarizes our research and development expenses incurred for the periods presented (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2025	2024
External research and development costs by program:
APG777	$14,571	$5,955
APG990/APG279	3,213	5,210
APG333/APG777 + APG333	2,434	3,659
APG808	1,310	3,959
Unallocated research and development costs:
External-discovery related costs and other	4,127	2,071
Personnel-related (excluding equity-based compensation)	15,296	5,903
Equity-based compensation	5,372	1,930
Depreciation expense	64	29
Total research and development expenses	$46,387	$28,716

Research and development expenses for the three months ended March 31, 2025 and 2024 were $46.4 million and $28.7 million, respectively. The increase of $17.7 million was primarily driven by further development of our APG777 program and increases in personnel costs and equity-based compensation, associated with the growth in our research and development team.

Research and development expense related to the APG777 program increased by $8.6 million in the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily driven by an increase in clinical trial-related expenses and clinical manufacturing activities to support our Phase 1 and Phase 2 clinical trials. Research and development expense related to the APG990/APG279 program decreased by $2.0 million in the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily driven by decreases in clinical manufacturing activities and services performed under the Option Agreements and License Agreements. Research and development expense related to the APG808 program decreased by $2.6 million in the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily driven by a decrease in expenses incurred under the Option Agreements and License Agreements, including a $2.0 million milestone payment for the first dosing of a human patient in a Phase 1 clinical trial in March 2024. Personnel-related expenses and equity-based compensation increased by $9.4 million and $3.4 million in the three months ended March 31, 2025, respectively, compared to the three months ended March 31, 2024, primarily due to increased headcount and an increase in the fair value of equity awards granted.

General and Administrative Expense

The following table summarizes our general and administrative expenses for the periods presented (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Personnel-related (excluding equity-based compensation)	$5,707	$3,533
Equity-based compensation	5,754	2,256
Legal and professional fees	1,395	1,327
Depreciation expense	143	—
Other	3,710	2,349
Total general and administrative expenses	$16,709	$9,465

General and administrative expenses for the three months ended March 31, 2025 were $16.7 million, compared to $9.5 million for the three months ended March 31, 2024. The increase of $7.2 million was primarily due to increases in personnel-related expenses and equity-based compensation of $3.5 million and $2.2 million, respectively, primarily driven by increased headcount and an increase in the fair value of equity awards granted. Additionally, other expenses increased $1.4 million, primarily due to increases in rent expense, IT related costs and other employee related expenses. The increase in total general and administrative expenses were the result of the expansion of our operations to support the growth in our business.

Other Income, Net

Interest income increased $1.8 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, which was primarily related to interest on our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses. We have not yet commercialized any of our programs, which are in various phases of early-stage development, and we do not expect to generate revenue from sales of any of our programs for several years, if at all. To date, we have financed our operations with the proceeds from the issuance of preferred units and the sale of common stock in our IPO, our March 2024 Offering and our ATM Facility (as defined below). As of March 31, 2025, we had cash and cash equivalents of $106.9 million, marketable securities of $406.4 million and long-term marketable securities of $168.1 million.

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

In August 2024, we entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), pursuant to which we may offer and sell shares of common stock up to a maximum aggregate offering price of $300.0 million, from time to time, through an at the market offering program (the “ATM Facility”). In December 2024, we sold 926,049 shares of common stock under the ATM at a price per share of $48.50 resulting in net proceeds of $43.6 million. For the three months ended March 31, 2025, the Company made no sales pursuant to the Sale Agreement. As of March 31, 2025, $255.1 million remained available for sale under the Sale Agreement.

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Net cash, cash equivalents, and restricted cash provided by (used in):
Operating activities	$(48,477)	$(31,636)
Investing activities	12,982	(51,743)
Financing activities	622	450,520
Net (decrease) increase in cash equivalents, and restricted cash	$(34,873)	$367,141

Net Cash used in Operating Activities

Cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of operating assets and liabilities, which are generally attributable to timing of payments, and the related effect on certain account balances, operational and strategic decisions and contracts to which we may be a party.

For the three months ended March 31, 2025, operating activities used $48.5 million of cash, primarily due to a net loss of $55.3 million, net changes in our operating assets and liabilities of $2.9 million and amortization of discounts on marketable securities of $2.4 million. This was partially offset by non-cash charges of $11.1 million and $0.9 million for equity-based compensation and lease expense, respectively.

For the three months ended March 31, 2024, operating activities used $31.6 million of cash, primarily due to a net loss of $32.1 million, amortization of discounts on marketable securities of $2.7 million and net changes in operating assets and liabilities of $1.3 million. This was partially offset by a non-cash charge of $4.2 million for equity-based compensation.

Net Cash provided by (used in) Investing Activities

For the three months ended March 31, 2025, net cash provided by investing activities of $13.0 million was related to $115.5 million in maturities of marketable securities. This was partially offset by the $98.2 million purchase of marketable securities and $4.3 million purchase of property and equipment.

During the three months ended March 31, 2024, net cash used in investing activities of $51.7 million was primarily related to the $125.9 million purchase of marketable securities, partially offset by $74.5 million in maturities of marketable securities.

Net Cash provided by Financing Activities

For the three months ended March 31, 2025, financing activities provided $0.6 million of cash, primarily related to the exercise of stock options.

For the three months ended March 31, 2024, financing activities provided $450.5 million of cash, primarily related to the issuance and sale of 7,790,321 shares of common stock, net of paid issuance costs, in our March 2024 Offering.

Future Funding Requirements

To date, we have not generated any revenue from product sales. We do not expect to generate revenue from product sales unless and until we successfully complete preclinical and clinical development of, receive regulatory approval for, and commercialize a program and we do not know when, or if at all, that will occur. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical and clinical activities. In addition, if we obtain regulatory approval for any programs, we expect to incur significant expenses related to product sales, marketing, and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. We expect to incur additional costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on the factors set out above. For more information, see the section titled “Risk Factors—Risks Related to Our Limited Operating History, Financial Position and Capital Requirements.”

Our funding requirements and timing and amount of our operating expenditures will depend on many factors, including, but not limited to:

•
the rate of progress in the development of our APG777, APG990, APG279, APG333, APG777 + APG333, and APG808 programs;
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
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims, including claims of infringement, misappropriation or other violation of third-party intellectual property;
•
the continuation of our existing licensing arrangements and entry into new collaborations and licensing arrangements;
•
the costs we incur in maintaining business operations;
•
the costs of hiring additional clinical, quality control, manufacturing and other scientific personnel;
•
the costs of adding operational, financial and management information systems and personnel;
•
adverse global macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotech areas), volatility in financial markets and other challenges in the global economy;
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

If we raise additional funds through strategic collaborations, licensing arrangements, royalty financings or other collaborations with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our business.

If we are unable to raise additional funds when needed or on acceptable terms, we may be required to delay, limit, suspend, or terminate our product development programs or any future commercialization efforts or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market ourselves.

As of March 31, 2025, we had $106.9 million of cash and cash equivalents, $406.4 million of marketable securities and $168.1 million of long-term marketable securities. Based on our current operating plan, as of the date of this Quarterly Report, we estimate that our existing cash, cash equivalents, marketable securities and long-term marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the issuance of our consolidated financial statements included elsewhere in this Quarterly Report. Moreover, based on our current operating plan, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Our agreements to license intellectual property include potential milestone payments that are dependent upon the development of products using the intellectual property licensed under the agreements and contingent upon the achievement of specific development and clinical milestones. As of March 31, 2025, we have incurred $17.0 million of the maximum aggregate potential milestone payments. We are also obligated to pay royalties to (i) Paragon at a royalty rate of a low single-digit percentage based on net sales of any products under the License Agreements, once commercialized and (ii) WuXi Biologics at a royalty rate of a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer.

We do not have any off-balance sheet arrangements that are material or reasonably likely to become material to our financial condition or results of operations.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues recognized and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that are most critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements. While our significant accounting policies are described in more detail in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report, we believe that our most critical accounting policies are those relating to Research and Development Expenses, which are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgment and Estimates” in our Annual Report on Form 10-K. There have been no material changes to our critical accounting policies from those described in the Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, short-term and long-term marketable securities of $681.4 million as of March 31, 2025, which consisted primarily of U.S. Treasury Securities, Commercial Paper, U.S. Government Bonds, and Corporate Securities.

The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality and short and intermediate-term duration, according to our audit committee-approved investment policy. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. Our primary exposure to market risk is interest income volatility, which is sensitive to changes in the general level of interest rates; however due to the low risk profiles of our investments, we do not anticipate a significant exposure to interest rate risk on the fair market value of our investments. A hypothetical 10% change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.

Foreign Currency Risk

The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of expenses, assets and liabilities primarily associated with a limited number of clinical and manufacturing activities. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments or transactions are made. We believe the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical consolidated financial statements for the periods presented.

Inflation Risk

Although we do not believe that inflation has had a material effect on our business, financial position or results of operations to date, we may experience some effect due to an impact on the costs to conduct clinical trials, manufacturing and supply costs, labor costs, and other operational costs. Inflationary costs could adversely affect our business, financial condition and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act (as defined below) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We are substantially dependent on the success of our programs, APG777, APG990, APG279, APG333, APG777 + APG333, and APG808, including in combination, and our ongoing and anticipated clinical trials of such programs may not be successful.
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

Developing biotechnology products is a very long, time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for our programs, APG777, APG990, APG279, APG333, APG777 + APG333, and APG808, and advance our other programs, including combination programs, and any future programs and product candidates. Even if one or more of the programs that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities to launch any such product. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies to perform preclinical studies or clinical trials in addition to those that we are currently conducting or anticipate.

Because the design of our planned and anticipated clinical trials, as well as the outcome of our ongoing, planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of funding that will be necessary to successfully complete the development and commercialization of any program we develop. Our future capital requirements depend on many factors, including but not limited to:

•
the rate of progress in the development of our APG777, APG990, APG279, APG333, APG777 + APG333, and APG808 programs;
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
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims, including claims of infringement, misappropriation or other violation of third-party intellectual property;
•
the continuation of our existing licensing arrangements and entry into new collaborations and licensing arrangements;
•
the costs we incur in maintaining business operations;
•
the costs of hiring additional clinical, quality control, manufacturing and other scientific personnel;
•
the costs of adding operational, financial and management information systems and personnel;
•
global macroeconomic conditions;
•
the costs associated with being a public company;
•
the costs and timing of future laboratory facilities;
•
the revenue, if any, received from commercial sales of our products for which we receive marketing approval;
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

We do not have any committed external sources of funds and adequate additional financing may not be available to us on acceptable terms, or at all. We may be required to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financing may dilute our stockholders or the failure to obtain such financing may restrict our operating activities. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our business. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect your rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through strategic collaborations, licensing arrangements, royalty financings or other collaborations with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. Our ability to raise additional capital may be adversely impacted by global macroeconomic conditions and volatility in the credit and financial markets in the United States and worldwide, including resulting from tariffs and trade restrictions, public health crises, the conflict between Russia and Ukraine or the conflicts in the Middle East. For example, escalating trade tensions, elevated interest rates and regulatory uncertainty have caused significant market volatility in recent months, and particularly in the biotechnology and biopharmaceutical industries, which such volatility can have an adverse effect on the ability to raise capital. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may be required to delay, limit, suspend or terminate our product development programs or any future commercialization efforts or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market ourselves.

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

We have incurred significant net losses in each period since we commenced operations in February 2022. We generated a net loss of $55.3 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $361.3 million. We expect to continue to incur significant losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

Our competitors have developed, are developing or will develop programs and processes competitive with our programs and processes. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments that are in development and approved following the launch of our products. Our success will depend partially on our ability to develop and commercialize products that have a competitive safety, efficacy, dosing and/or presentation profile. Our commercial opportunity and success will be reduced or eliminated if competing products are safer, more effective, have a more attractive dosing profile or presentation or are less expensive than the products we develop, or if our competitors develop competing products or if biosimilars enter the market more quickly than we do and are able to gain market acceptance. See the section titled “Business—Competition” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a more detailed description of our competitors and the factors that may affect the success of our programs.

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
•
we may elect to, or regulators, IRBs or ethics committees may require that we or our investigators amend clinical trial protocols, which could extend the development timeline of our programs;
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
•
we may be unable to manufacture sufficient quantities of our drug products for use in clinical trials, or there may be delays in manufacturing or distribution;
•
reports from clinical testing of other therapies may raise safety or efficacy concerns about our programs;
•
we may fail to establish an appropriate safety profile for a program based on clinical or preclinical data for such programs as well as data emerging from other therapies in the same class as our programs; and
•
the FDA or other regulatory authorities may require us to submit additional data such as additional toxicology studies, or impose other requirements before permitting us to initiate a clinical trial.

Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND or similar clinical trial application. In the event that the FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA requests prior to commencing future clinical trials, the start of such clinical trials may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any future clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials, delay the enrollment of our clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to clinical trial applications in other countries, including the United Kingdom (“UK”) and countries in the European Union (“EU”).

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

We are substantially dependent on the success of our programs, APG777, APG990, APG279, APG333, APG777 + APG333, and APG808, including in combination and our ongoing and anticipated trials may not be successful.

Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, our programs, APG777, APG990, APG279, APG333, APG777 + APG333, and APG808, including potential combinations of certain of our programs. We are investing a majority of our efforts and financial resources into the research and development of these programs. We commenced dosing in the Phase 2 clinical trial of APG777 in patients with moderate-to-severe AD in May 2024, commenced dosing of the first participants in the Phase 1 clinical trial of APG990 in August 2024, and initiated a Phase 1 clinical trial of APG333 in healthy volunteers in December 2024. In March 2024, we commenced dosing of the first healthy volunteers in the APG808 Phase 1 trial of APG808 and, in September 2024, we commenced dosing of the first asthma patients as a cohort in that Phase 1 trial. The success of our programs is dependent on observing a longer half-life of our programs in humans than other mAbs currently marketed and in development as we believe this longer half-life has the potential to result in a more favorable dosing schedule for our programs, assuming they successfully complete clinical development and obtain marketing approval. This is based in part on the assumption that the longer half-life we have observed in non-human primates (“NHPs”) will translate into an extended half-life of our programs in humans. To the extent we do not observe this extended half-life when we dose humans with our programs or if there are unexpected tolerability issues, including when dosed in combination, it would significantly and adversely affect the clinical and commercial potential of our programs.

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

The success of our programs will depend on a variety of factors. We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. Accordingly, we cannot assure you that we will ever be able to generate revenue through the sale of these products, even if approved. If we are not successful in commercializing APG777, APG990, APG279, APG333, APG777 +APG333, and APG808, including potential combinations of certain of our programs, or are significantly delayed in doing so, our business will be materially harmed.

If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our programs may be delayed and our expenses may increase and, as a result, our stock price may decline.

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials, such as the expected timing for the topline data from our Phase 2 clinical trial of APG777 in AD; initial proof-of-concept data of APG777 in asthma, as well as the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, or at all, the commercialization of our programs may be delayed or never achieved and, as a result, our stock price may decline. Additionally, delays relative to our projected timelines are likely to cause overall expenses to increase, which may require us to raise additional capital sooner than expected and prior to achieving targeted development milestones.

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

Furthermore, a failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. Our clinical trials are subject to significant risk factors that can have a material and negative impact on outcomes, many of which are beyond our control. Such factors include unexpectedly high placebo rates, safety limitations and/or tolerability concerns. Other factors that can impact our clinical trial results include, without limitation, patient baseline demographics, clinical protocol adherence, physician and patient scored outcome measures, among others. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their programs performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their programs. In addition, we expect to rely on patients to provide feedback on measures such as itch and quality of life, which are subjective and inherently difficult to evaluate. These measures can be influenced by factors outside of our control, and can vary widely from day-to-day for a particular patient, and from patient to patient and from site to site within a clinical trial.

We cannot be sure that the FDA will agree with our clinical development plan. We used the data from our Phase 1 trial of APG777 in healthy volunteers to support our Phase 2 trial in AD and plan to use such data to support Phase 2 trials in other I&I indications. If the FDA requires us to conduct additional trials, enroll additional patients, or imposes trial enrollment restrictions for APG777 or any of our other programs, our development timelines may be delayed. We cannot be sure that submission of an IND, biologics license application (“BLA”) or similar application will result in the FDA or comparable foreign regulatory authorities, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Events that may prevent successful or timely initiation or completion of clinical trials include: inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials; delays in reaching a consensus with regulatory authorities on study design or implementation of the clinical trials; delays or failure in obtaining regulatory authorization to commence a trial; delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites; delays in identifying, recruiting and training suitable clinical investigators; delays in obtaining required IRB approval at each clinical trial site; delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our programs for use in clinical trials or the inability to do any of the foregoing; failure by our CROs, other third parties or us to adhere to clinical trial protocols; failure to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practice requirements (“GCPs”) or applicable regulatory guidelines in other countries; changes to the clinical trial protocols; clinical sites deviating from trial protocol or dropping out of a trial; changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data; transfer of manufacturing processes to larger-scale facilities operated by a CMO and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and third parties being unwilling or unable to satisfy their contractual obligations to us.

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

We anticipate developing certain product candidates for use in combination with one or more of our other product candidates, which may present challenges that are not faced for single agent product candidates. For example, our plans to evaluate current or future product candidates in combination with other product candidates may result in adverse effects based on the combination therapy that may negatively impact the reported safety profile of the monotherapy in clinical trials. In addition, the FDA or comparable foreign regulatory authorities may require us to conduct additional unplanned clinical trials, or to use more complex clinical trial designs in order to evaluate the contribution of each product candidate to any observed effects.

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

We may experience difficulties in patient enrollment in our current and future clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients in current or future trials for any of our programs will depend on many factors, including if patients choose to enroll in clinical trials, rather than using approved products, or if our competitors have ongoing clinical trials for programs that are under development for the same indications as our programs, and patients instead enroll in such clinical trials. Also, if we are unable to enroll a sufficient number of patients with the necessary baseline characteristics, this could impact our placebo rates, clinical trial results and the patient population indicated on the label approved by the FDA. Additionally, the number of patients required for clinical trials of our programs may be larger than we anticipate, especially if regulatory bodies require the completion of non-inferiority or superiority trials. Even if we are able to enroll a sufficient number of patients for our current or future clinical trials, we may have difficulty maintaining patients in our clinical trials. Our inability to enroll or maintain a sufficient number of patients would result in significant delays in completing clinical trials or receipt of marketing approvals and increased development costs or may require us to abandon one or more clinical trials altogether.

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

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects, adverse events or unexpected characteristics. While our preclinical studies in NHPs and those of our clinical trials for which we have disclosed data have not shown any such characteristics to date, we cannot assure you that the results of our clinical trials will not reveal such characteristics. If significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to such trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more programs altogether. For example, certain drugs targeting IL‑13 have previously demonstrated increased conjunctivitis in patients with AD. We, the FDA or other applicable regulatory authorities, or an IRB, may suspend any clinical trials of any program at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential products developed in the biotechnology industry that initially showed therapeutic promise in early-stage studies and trials have later been found to cause side effects that prevented their further development. Other potential products have shown side effects in preclinical studies, which side effects do not present themselves in clinical trials in humans. Even if the side effects do not preclude the program from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. In addition, an extended half-life could prolong the duration of undesirable side effects, which could also inhibit market acceptance. Treatment-emergent adverse events could also affect patient recruitment or the ability of enrolled subjects to complete our clinical trials or could result in potential product liability claims. Potential side effects associated with our programs may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from our programs may not be normally encountered in the general patient population and by medical personnel. In addition, safety issues associated with competing products that target similar pathways could result in the FDA or comparable foreign regulatory authorities imposing restrictions on our clinical trials or product labeling or denying approval of our products. Any of these occurrences could harm our business, financial condition, results of operations and prospects significantly.

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

For example, we are initially focused on our current programs, APG777, APG990, APG279, APG333, APG777 + APG333, and APG808, alone or in combination. As a result, we may forgo or delay pursuit of opportunities with other programs that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for specific indications may not yield any commercially viable programs. If we do not accurately evaluate the commercial potential or target market for a particular program, we may relinquish valuable rights to that program through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such program.

Any approved products resulting from our current programs or any future program may not achieve adequate market acceptance among clinicians, patients, healthcare third-party payors and others in the medical community necessary for commercial success and we may not generate any future revenue from the sale or licensing of such products.

Even if regulatory approval is obtained for a product candidate resulting from one of our current or future programs, they may not gain market acceptance among physicians, patients, healthcare payors or the medical community. We may not generate or sustain revenue from sales of the product due to factors such as whether the product gains payer access, can be sold at a competitive cost and will otherwise be accepted in the market.

For example, there are several approved products and product candidates in later stages of development for the treatment of AD, including DUPIXENT, EBGLYSS, ADBRY and NEMLUVIO; all approved treatments for moderate-to-severe AD. However, our programs in development for AD incorporate advanced antibody engineering to optimize half-life of antibodies targeting IL-13 and OX40L; to date, no such antibody has been approved by the FDA for the treatment of AD. Market participants with significant influence over acceptance of new treatments, such as clinicians and third-party payors, may not adopt a biologic that incorporates half-life extension for our targeted indications, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any programs developed by us or our existing or future collaborators. An extended half-life may make it more difficult for patients to change treatments and there is a perception that half-life extension could exacerbate side effects, each of which may adversely affect our ability to gain market acceptance. Market acceptance of our programs will depend on many factors, including factors that are not within our control.

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

We are developing monotherapy and combination programs which may compete with one another. For example, we are developing APG777 and APG279 for the same indication: atopic dermatitis, and may in the future develop our programs for other I&I indications. Each such program targets single or multiple mechanisms that could provide differentiation from standard of care or each other. Based on the distinct mechanisms of action, we are developing APG777 as a frontline treatment for patients with moderate-to-severe AD who have failed or have an inadequate response to topical corticosteroids. APG279 may serve as alternative treatments for frontline patients and/or patients who have failed or have inadequate responses to other treatment options. However, developing multiple programs for a single indication may negatively impact our business if the programs compete with each other. For example, if multiple programs are conducting clinical trials at the same time, they could compete for the enrollment of patients. In addition, if multiple programs are approved for the same indication, they may compete for the same patients, which could limit our future revenue.

We are conducting and may conduct future clinical trials for our programs at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We are conducting our Phase 1 clinical trials for APG990, APG333 and APG808 in Australia, our Phase 2 clinical trial for APG777 includes sites outside the United States and we may choose to conduct one or more of our future clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to conditions and guidance imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates. Even if the FDA accepted such data, it could require us to modify our planned clinical trials to receive clearance to initiate such trials in the United States or to continue such trials once initiated.

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

In addition, we currently rely on foreign CROs and CMOs, including WuXi Biologics and Samsung Biologics, and will likely continue to rely on foreign CROs and CMOs in the future. Foreign CMOs may be subject to U.S. legislation, including the act proposed in 2024 as the BIOSECURE Act, sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. For example, in April 2025, the United States government imposed significant tariffs on imports from China and other countries and may impose more restrictions on goods, including biologically derived substances, manufactured in or imported from China or impose other restrictions on companies’ ability to work with Chinese biotechnology companies. To the extent these or future tariffs are applicable to the material we import from China and other countries, our financial condition could be adversely affected.

Further, the biopharmaceutical industry in China is strictly regulated by the Chinese government. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our collaborators in China which could have an adverse effect on our business, financial condition, results of operations and prospects. Evolving changes in China’s public health, economic, political, and social conditions and the uncertainty around China’s relationship with other governments, such as the United States and the U.K., could also negatively impact our ability to manufacture our product candidates for our planned clinical trials or have an adverse effect on our ability to secure government funding, which could adversely affect our financial condition and cause us to delay our clinical development programs.

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

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must currently rely on CMOs for developing and manufacturing our programs and product candidates. We have not yet caused our programs or product candidates to be manufactured on a commercial scale and may not be able to do so for any of our programs or product candidates, if approved. We currently have a sole source relationship for our preclinical and clinical supply of APG777, APG990, APG279, APG333, APG777 + APG333, and APG808 drug substance, are working to establish a relationship for clinical and commercial scale supply of APG777 and have a sole source relationship for our clinical supply of APG990, APG279, APG333, APG777 + APG333, and APG808 drug product. If there should be any disruption in such supply arrangement, including any adverse events affecting our sole suppliers, it could have a negative effect on the clinical development of our programs and other operations while we work to identify and qualify alternate supply sources. We may not control the manufacturing process of, and may be completely dependent on, our contract manufacturing partners for compliance with cGMP requirements and any other regulatory requirements of the FDA or comparable foreign regulatory authorities for the manufacture of our programs. Beyond periodic audits, we have no control over the ability of our CMOs to maintain adequate quality control, quality assurance and other qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our programs or if it withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would require the incurrence of significant additional costs and materially adversely affect our ability to develop, obtain regulatory approval for or market our programs, if approved. Similarly, our failure, or the failure of our CMOs, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of programs or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our programs or drugs and harm our business and results of operations.

Moreover, our CMOs may experience manufacturing difficulties due to resource constraints, supply chain issues, human capital constraints or as a result of labor disputes or unstable political environments, including tariffs and restrictions imposed by the United States government on goods required for the operation of their business. If any CMOs on which we will rely fail to manufacture quantities of our programs at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a cost that allows us to achieve profitability, our business, financial condition and prospects could be materially and adversely affected. In addition, our CMOs and other vendors are responsible for transporting temperature-controlled materials that can be inadvertently degraded during transport due to several factors, rendering certain batches unsuitable for trial use for failure to meet, among others, our integrity and purity specifications. We and any of our CMOs may also face product seizure or detention, refusal to permit the import or export of products or increased costs as a result of tariffs on imports imposed by the United States government. Our business could be materially adversely affected by business disruptions to our third-party providers that could materially adversely affect our anticipated timelines, potential future revenue and financial condition and increase our costs and expenses. Each of these risks could delay or prevent the completion of our preclinical studies and clinical trials or the approval of any of our programs by the FDA, resulting in higher costs or adversely impacting commercialization of our programs. See the section titled “Business-Manufacturing and Supply” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a more detailed description of our manufacturing and supply plans and assumptions and the factors that may affect the success of our programs.

Risks Related to Our Business and Operations

In order to successfully implement our plans and strategies, we will need to grow the size of our organization and we may experience difficulties in managing this growth.

We expect to continue to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical drug development, technical operations, clinical operations, regulatory affairs and commercial operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial personnel and systems, expand our facilities and continue to recruit and train additional qualified personnel. We are dependent on the experience of our management team, who have only worked together for a limited time in managing a public company with such anticipated growth, and we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel.

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

Our future growth may depend, in part, on our ability to develop and commercialize our programs in foreign markets for which we may rely on collaboration with third parties. Recent and ongoing changes in the United States trade policy with foreign countries, including the continued uncertainty surrounding U.S. tariffs and potential retaliatory measures by foreign governments may disrupt the global supply chain for biopharmaceutical products. Any direct tariffs, if imposed on pharmaceutical products, may result in increased costs for raw materials and contract manufacturing services, reduced ability to source critical CMOs, and a delay in our development timelines.

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

We, and third parties who we work with are or may become subject to numerous domestic and foreign laws, regulations, and standards relating to privacy, data protection, and data security, the scope of which is changing, subject to differing applications and interpretations, and may be inconsistent among countries, or conflict with other rules. We are or may become subject to the terms of contractual obligations related to privacy, data protection, and data security. Our obligations may also change or expand as our business grows. The actual or perceived failure by us or third parties related to us to comply with such laws, regulations and obligations could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines and penalties, result in reputational harm, lead to a loss of customers, result in litigation and liability, and otherwise cause a material adverse effect on our business, financial condition, and results of operations. See the section titled “Business— Government Regulation—Data Privacy and Security” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a more detailed description of the laws that may affect our ability to operate.

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

The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the programs involved. We cannot commercialize programs in the United States without first obtaining regulatory approval from the FDA. Similarly, we cannot commercialize programs outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of our products, including from our most advanced programs, APG777, APG990, APG279, APG333, APG777 + APG333, and APG808, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our programs are both safe and effective for each targeted indication. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Further, our programs may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Our programs could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including: the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials; we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a program is safe and effective for its proposed indication; the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval; serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to our programs; we may be unable to demonstrate that a program’s clinical and other benefits outweigh its safety risks; the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials; the data collected from clinical trials of our programs may not be acceptable or sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere, and we may be required to conduct additional clinical trials; the FDA or the applicable foreign regulatory authority may disagree regarding the formulation, labeling and/or the specifications of our programs; the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval. In addition, the FDA and comparable foreign regulatory authorities may undergo leadership changes, change their policies, issue additional regulations or revise existing regulations, or take other actions, such as those implemented by the recently established Department of Government Efficiency, which may impact our clinical development plans or prevent or delay approval of our programs under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals and increase the costs of compliance.

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

The ability of the FDA to review and approve regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget funding levels or a reduction in the FDA’s workforce and its ability to hire and retain key personnel, disruptions caused by government shutdowns and public health crises. There have been mass layoffs of federal employees since the start of the current presidential administration in January 2025, the full impact of which is unclear at this time. Such disruptions could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, the presidential administration has made and is expected to continue to make changes in the leadership of various U.S. federal regulatory agencies and changes to U.S. federal government policy that have led to, in some cases, legal challenges and uncertainty around the funding, functioning and policy priorities of the U.S. federal regulatory agencies, including the FDA.

We are unable to predict the extent to which the presidential administration may impose or seek to impose leadership or policy changes at the FDA or changes to rules and policies impacting our business and operations. It is unclear how these executive actions or other potential actions by the federal government will impact the FDA or other regulatory authorities that oversee our business. Government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. These budgetary pressures may reduce the FDA’s ability to perform its responsibilities, which could result in delays in our clinical trial timelines. If a significant reduction in the FDA’s workforce occurs, the FDA’s budget is significantly reduced or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the development or manufacturing of our most advanced programs, APG777, APG990, APG279, APG333, APG777 + APG333, and APG808 or future product candidates, which could have a material adverse effect on our business.

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

We believe that any of our programs approved as biologics under a BLA should qualify for the 12‑year period of exclusivity. However, there is a risk that this exclusivity could be shortened or changed due to congressional action or otherwise, or that the FDA will not consider our programs to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

Even if we receive regulatory approval of our programs, we will be subject to extensive ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our programs.

Any regulatory approvals that we may receive for our programs will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the program, may contain significant limitations related to use restrictions for specified patient subpopulations, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a risk evaluation and mitigation strategy in order to approve our programs, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or comparable foreign regulatory authorities approve our programs, our programs and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export will be subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with current cGMPs and GCPs for any clinical trials that we conduct following approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMPs.

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

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our programs. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. See the section titled “Business—Government Regulation—Healthcare Reform” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a more detailed description of healthcare reforms measures that may prevent us from being able to generate revenue, attain profitability, or commercialize our programs.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our products, if approved. See the section titled “Business—Government Regulation— Other Healthcare Laws and Compliance Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a more detailed description of the laws that may affect our ability to operate.

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

We intend to seek approval to market our programs in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our programs, we will be subject to rules and regulations in those jurisdictions. Our ability to successfully commercialize any programs that we may develop will depend in part on the extent to which reimbursement for these programs and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers, health maintenance organizations and pharmacy benefit managers, decide which medications they will pay for and establish reimbursement levels.

Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. These entities may create preferential access policies for a competitor’s product, including a branded or generic/biosimilar product, over our products in an attempt to reduce their costs, which may reduce our commercial opportunity. Additionally, if any of our programs are approved and we are found to have improperly promoted off-label uses of those programs, we may become subject to significant liability, which would materially adversely affect our business and financial condition. See the sections titled “Business—Government Regulation—Coverage and Reimbursement” and “Business— Other Government Regulation Outside of the United States—Regulation in the European Union” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a more detailed description of the government regulations and third-party payor practices that may affect our ability to commercialize our programs.

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

We may seek Fast Track Designation for one or more of our programs. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular program is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Additionally, changes in the leadership of the FDA and other actions taken by the presidential administration, including mass layoffs within the federal government, may impose constraints on the FDA’s ability to engage in activities in the normal course and may result in reductions to the FDA’s budget, employees and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to take advantage of the benefits for the Fast Track Designation and progress development of our programs or obtain regulatory approval for our programs. See the section titled “Business—Government Regulation—Expedited Development and Review Programs” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a more detailed description of the process for seeking Fast Track Designation.

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

In addition, the stock market in general, and the market for biotechnology and biopharmaceutical companies in particular, have historically been particularly volatile and experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. For example, escalating trade tensions, elevated interest rates and regulatory uncertainty have caused significant market volatility in recent months, and particularly in the biotechnology and biopharmaceutical industries. If the market price of our common stock does not exceed the price at which you purchase your shares, you may not realize any return on your investment in us and may lose some or all of your investment. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would materially adversely affect our business, financial condition and results of operation.

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

In addition, Section 203 of the General Corporation Law of the State of Delaware prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Any provision of our amended and restated certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our common stock. See the section titled “Anti-Takeover Effects of Our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and Delaware Law” in our Description of Securities filed as Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2024.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) is the exclusive forum for certain actions, in all cases subject to the court’s having jurisdiction over indispensable parties named as defendants. In addition, our amended and restated certificate of incorporation provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act but that the forum selection provision will not apply to claims brought to enforce a duty or liability created by the Exchange Act. These exclusive forum provisions may impose additional costs on stockholders in pursuing any such claims or limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes, which may discourage lawsuits. There is uncertainty as to whether a court would enforce such provisions. If a court were to find these types of provisions to be inapplicable or unenforceable, and if a court were to find the exclusive forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could materially adversely affect our business. See the section titled “Anti-Takeover Effects of Our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and Delaware Law” in our Description of Securities filed as Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, and uncertainty about economic stability. Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, especially in light of recent comments and executive orders made by the current presidential administration, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotech areas), tighter credit, higher interest rates, volatility in financial markets, high unemployment, labor availability constraints, currency fluctuations and other challenges in the global economy have in the past adversely affected, and may in the future adversely affect, us and our business partners and suppliers. In recent months, the United States has announced tariffs on imports from most countries, including significant tariffs on imports from Canada, Mexico and China. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, which could materially adversely affected global economic conditions and the stability of global financial markets. There is substantial uncertainty about the duration of existing tariffs and whether additional tariffs may be imposed, modified or suspended. In addition, the Federal Reserve raised interest rates multiple times in response to concerns about inflation and, although it recently lowered interest rates, there is no guarantee that it will not raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, geopolitical uncertainties and international conflicts, including the ongoing military conflicts between Russia and Ukraine and in the Middle East and rising tensions with China, have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the fiscal quarter ended March 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

The exhibits filed or furnished as part of this Quarterly Report are set forth below.

Exhibit Number	Description of Exhibit

2.1

Contribution and Exchange Agreement, effective July 13, 2023, by and among the Company and the Unit Holders named therein (filed with the SEC as Exhibit 2.1 to the Company’s Form 10-Q filed on August 28, 2023).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed with the SEC as Exhibit 3.1 to the Company’s Form 10-Q filed on August 28, 2023).

3.2	Amended and Restated Bylaws of the Registrant (filed with the SEC as Exhibit 3.2 to the Company’s Form 10-Q filed on August 28, 2023).

4.1	Form of Common Stock Certificate of the Registrant (filed with the SEC as Exhibit 4.1 to the Company’s Form S-1/A filed on July 3, 2023).

4.2	Registration Rights Agreement, dated July 13, 2023, by and among the Company and the Investors named therein (filed with the SEC as Exhibit 4.2 to the Company’s Form 10-Q filed on August 28, 2023).

10.1*#	Master Services Agreement, effective February 28, 2025, by and between the Company and Samsung Biologics Co.

10.2*#	Product Specific Agreement, effective February 28, 2025, by and between the Company and Samsung Biologics Co.

10.3*	Fourth Amendment to License Agreement, dated January 23, 2025, by and between the Company and MIL 6T, LLC

31.1*	Certification of the principal executive officer pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the principal financial officer pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934

32.1*(1)	Certification of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a‑14(b) under the Securities Exchange Act of 1934

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Apogee Therapeutics, Inc.

Date: May 12, 2025	By:	/s/ Michael Henderson, M.D.
Michael Henderson, M.D. Chief Executive Officer (principal executive officer)

Date: May 12, 2025	By:	/s/ Jane Pritchett Henderson
Jane Pritchett Henderson Chief Financial Officer (principal financial and accounting officer)