Form 10-Q
period 2025-06-30
Apogee Therapeutics, Inc.
filed 2025-08-11
CIK 1974640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 4, 2025, the registrant had 59,596,409 shares of common stock, $0.00001 par value per share, outstanding, comprising 46,109,767 shares of voting common stock, $0.00001 par value per share and 13,486,642 shares of non-voting common stock, $0.00001 par value per share.

APOGEE THERAPEUTICS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties and are based on current expectations, estimates, forecasts and assumptions. All statements other than statements of historical fact included in this Quarterly Report, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital requirements or financing needs, capital expenditures, commitments, preclinical studies, clinical trials, plans or intentions relating to product candidates, expected markets, business trends and other statements, including without limitation, those discussed under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “would,” “shall,” “intend,” “target,” “should,” “could,” “can,” “expect,” “anticipate,” “believe,” “design,” “estimate,” “forecast,” “predict,” “potential,” “plan,” “seek,” or “continue” or the negative of these terms and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events. Given the significant risks and uncertainties, you should not place undue reliance on these forward-looking statements.

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

PART I – FINANCIAL INFORMATION

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)

	JUNE 30, 2025	DECEMBER 31, 2024
Assets
Current assets:
Cash and cash equivalents	$124,192	$141,789
Marketable securities	381,228	378,864
Prepaid expenses and other current assets	10,702	9,060
Total current assets	516,122	529,713
Long-term marketable securities	115,769	210,416
Property and equipment, net	6,438	1,959
Right-of-use asset, net	10,586	11,365
Other non-current assets	8,857	498
Total assets	$657,772	$753,951
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,678	$1,071
Lease liability	4,025	3,234
Accrued expenses and other current liabilities	21,848	24,255
Total current liabilities	31,551	28,560
Long-term liabilities:
Lease liability, net of current	6,820	8,597
Total liabilities	38,371	37,157
Commitments and contingencies (Note 9)
Stockholders' equity:
Common Stock; $0.00001 par value, 400,000,000 authorized, 59,587,430 issued and 58,560,525 outstanding as of June 30, 2025; 400,000,000 authorized, 59,478,725 issued and 58,062,898 outstanding as of December 31, 2024	1	1
Additional paid-in capital	1,046,066	1,021,794
Accumulated other comprehensive income	685	915
Accumulated deficit	(427,351)	(305,916)
Total stockholders’ equity	619,401	716,794
Total liabilities and stockholders’ equity	$657,772	$753,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
Operating expenses:
Research and development (1)	$55,703	$33,206	$102,090	$61,922
General and administrative	17,462	10,916	34,171	20,381
Total operating expenses	73,165	44,122	136,261	82,303
Loss from operations	(73,165)	(44,122)	(136,261)	(82,303)
Other income, net:
Interest income, net	7,141	10,306	14,981	16,393
Total other income, net	7,141	10,306	14,981	16,393
Net loss before taxes	(66,024)	(33,816)	(121,280)	(65,910)
Provision for income taxes	(72)	—	(155)	—
Net loss after taxes	$(66,096)	$(33,816)	$(121,435)	$(65,910)
Net loss per share, basic and diluted	$(1.13)	$(0.60)	$(2.08)	$(1.24)
Weighted-average common shares outstanding, basic and diluted	58,428,344	56,515,003	58,312,452	53,352,406

(1)
Includes related-party amounts of $98 and $130 for the three and six months ended June 30, 2025, respectively, and $2,221 and $8,678 for the three and six months ended June 30, 2024, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
Net loss	$(66,096)	$(33,816)	$(121,435)	$(65,910)
Unrealized losses on marketable securities, net of tax	(389)	(112)	(230)	(618)
Comprehensive loss	$(66,485)	$(33,928)	$(121,665)	$(66,528)

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2024	58,062,898	$1	$1,021,794	$(305,916)	$915	$716,794
Vesting of restricted stock	213,104	—	—	—	—	—
Issuance of common stock upon exercise of stock options	28,799	—	622	—	—	622
Equity-based compensation expense	—	—	11,126	—	—	11,126
Unrealized gain on marketable securities, net of tax	—	—	—	—	159	159
Net loss	—	—	—	(55,339)	—	(55,339)
Balance at March 31, 2025	58,304,801	$1	$1,033,542	$(361,255)	$1,074	$673,362
Vesting of restricted stock	213,031	—	—	—	—	—
Issuance of common stock upon exercise of stock options	21,123	—	384	—	—	384
Issuance of common stock under employee stock purchase plan	21,570	—	796	—	—	796
Equity-based compensation expense	—	—	11,344	—	—	11,344
Unrealized loss on marketable securities, net of tax	—	—	—	—	(389)	(389)
Net loss	—	—	—	(66,096)	—	(66,096)
Balance at June 30, 2025	58,560,525	$1	$1,046,066	$(427,351)	$685	$619,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2023	48,338,769	$—	$503,354	$(123,770)	$329	$379,913
Common stock issued, net of issuance costs of $33,045	7,790,321	1	449,954	—	—	449,955
Vesting of restricted stock	237,665	—	—	—	—	—
Issuance of common stock upon exercise of stock options	1,047	—	24	—	—	24
Equity-based compensation expense	—	—	4,186	—	—	4,186
Unrealized loss on marketable securities, net of tax	—	—	—	—	(506)	(506)
Net loss	—	—	—	(32,094)	—	(32,094)
Balance at March 31, 2024	56,367,802	$1	$957,518	$(155,864)	$(177)	$801,478
Vesting of restricted stock	292,477	—	—	—	—	—
Issuance of common stock upon exercise of stock options	628	—	14	—	—	14
Issuance of common stock under employee stock purchase plan	15,558	—	377	—	—	377
Equity-based compensation expense	—	—	5,698	—	—	5,698
Unrealized loss on marketable securities, net of tax	—	—	—	—	(112)	(112)
Net loss	—	—	—	(33,816)	—	(33,816)
Balance at June 30, 2024	56,676,465	$1	$963,607	$(189,680)	$(289)	$773,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	SIX MONTHS ENDED JUNE 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(121,435)	$(65,910)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	606	65
Equity-based compensation expense	22,470	9,884
Amortization of discounts on marketable securities	(4,139)	(5,750)
Non-cash lease expense	1,778	546
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,642)	(2,675)
Other non-current assets	(8,359)	(67)
Accounts payable	4,607	3,384
Operating lease liability	(1,985)	(507)
Accrued expenses	(2,407)	94
Net cash used in operating activities	(110,506)	(60,936)
Cash flows from investing activities:
Purchases of marketable securities	(145,580)	(352,859)
Maturities of marketable securities	241,772	152,810
Purchases of property and equipment	(5,085)	(402)
Net cash provided by (used in) investing activities	91,107	(200,451)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	449,955
Proceeds from exercise of options and employee stock purchase plan purchases	1,802	415
Net cash provided by financing activities	1,802	450,370
Increase (decrease) in cash, cash equivalents and restricted cash	(17,597)	188,983
Cash, cash equivalents and restricted cash, beginning of period	142,083	118,610
Cash, cash equivalents and restricted cash, end of period	$124,486	$307,593
Supplemental disclosures of non-cash activities:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$999	$2,556
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$124,192	$307,299
Restricted cash	294	294
Total	$124,486	$307,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
Nature of the Business

Apogee Therapeutics, Inc., together with its consolidated subsidiary (collectively, “Apogee” or the “Company”), is a clinical-stage biotechnology company advancing optimized, novel biologics with potential for differentiated efficacy and dosing in the largest inflammatory and immunology (“I&I”) markets, including for the treatment of atopic dermatitis (“AD”), asthma, eosinophilic esophagitis (“EoE”), chronic obstructive pulmonary disease (“COPD”), and other I&I indications. Apogee’s antibody programs are designed to overcome limitations of existing therapies by targeting well-established mechanisms of action and incorporating advanced antibody engineering to optimize half-life and other properties.

The Company commenced its operations in February 2022 as a Delaware limited liability company named Apogee Therapeutics, LLC. The Company was founded by leading healthcare investors, Fairmount Funds Management LLC and Venrock Healthcare Capital Partners and has since assembled a management team of drug developers and an executive team with significant experience in clinical development, manufacturing of biologics and leading public biopharmaceutical company operations, financings and transactions. As a result of the Company’s reorganization from a limited liability company to a corporation in July 2023 (the “Reorganization”) and in connection with the Company’s initial public offering (“IPO”) in July 2023, the Company directly wholly owns the assets of Apogee Therapeutics, LLC, including the stock of its subsidiary. In addition, the Company engages third parties, including Paragon Therapeutics, Inc. (“Paragon”), who is also a related party, to perform ongoing research and development and other services on its behalf.

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

Company Liquidity

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued. The Company had an accumulated deficit of $427.4 million as of June 30, 2025. Further, the Company incurred a net loss of $121.4 million and experienced negative cash flows from operations of $110.5 million for the six months ended June 30, 2025. Based on the Company’s current operating plan, it estimates that its existing cash and cash equivalents of $124.2 million, marketable securities of $381.2 million and long-term marketable securities of $115.8 million as of June 30, 2025, will be sufficient to enable the Company to fund its operating expenses and capital requirements through at least the next 12 months from the issuance of these consolidated financial statements.

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

This Quarterly Report contains references to the Company’s programs, which are used interchangeably to refer to the Company’s clinical programs within its pipeline and its products under development.

2.
Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies as disclosed in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Apogee Therapeutics, Inc. and its wholly-owned subsidiaries, Apogee Therapeutics Securities Corporation, formed as a Massachusetts security corporation in September 2024, and Apogee Biologics, Inc. until December 31, 2024, when Apogee Biologics, Inc. merged with and into Apogee Therapeutics, Inc. with Apogee Therapeutics, Inc. surviving the merger.

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

Items measured at fair value on a recurring basis as of June 30, 2025 include cash equivalents and marketable securities (Notes 3 and 4). The carrying amounts reflected in the accompanying consolidated balance sheets for prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

Property and Equipment, net

Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives of the assets:

ESTIMATED USEFUL LIFE
Furniture and fixtures	5 years
Lab equipment	5 years
IT equipment	3 years
Leasehold improvements	Shorter of the lease term or useful life

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

The Company evaluates whether an equity award should be classified and accounted for as a liability award or equity award for all equity-based compensation awards granted. As of June 30, 2025, all of the Company’s equity-based awards were equity classified. Forfeitures are recognized as they occur. The Company classifies equity-based compensation expense in the accompanying consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified, as applicable.

Concentrations of Credit Risk and Significant Suppliers

Financial instruments that potentially expose the Company to credit risk primarily consist of cash, cash equivalents and marketable securities. The Company’s investment portfolio is comprised of money market funds, debt securities issued by U.S. government and corporate debt securities. The Company maintains its deposits with accredited financial institutions and, consequently, the Company does not believe it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Bank accounts in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2025 and December 31, 2024, predominantly all of the Company’s primary operating accounts significantly exceeded the FDIC limits.

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

Off-Balance Sheet Arrangements

As of June 30, 2025 and December 31, 2024, the Company had no off-balance sheet risks such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

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

3.
Marketable Securities

The following is a summary of the Company’s investing portfolio (in thousands):

	AS OF JUNE 30, 2025
		UNREALIZED
	COST	GAINS	LOSSES	FAIR VALUE
Marketable securities
Maturities within one year:
U.S. treasury securities	$186,447	$192	$(32)	$186,607
Debt securities issued by U.S. government agencies	90,048	316	(11)	90,353
Commercial paper	34,306	—	(10)	34,296
Corporate debt securities	69,981	16	(25)	69,972
Total maturities within one year	380,782	524	(78)	381,228
Maturities between one and two years:
U.S. treasury securities	$67,914	$156	$(32)	$68,038
Debt securities issued by U.S. government agencies	26,409	92	—	26,501
Corporate debt securities	21,207	32	(9)	21,230
Total maturities between one and two years	115,530	280	(41)	115,769
Total marketable securities	$496,312	$804	$(119)	$496,997

	AS OF DECEMBER 31, 2024
		UNREALIZED
	COST	GAINS	LOSSES	FAIR VALUE
Marketable securities:
Maturities within one year:
U.S. treasury securities	$158,332	$469	$(34)	$158,767
Debt securities issued by U.S. government agencies	115,425	169	—	115,594
Commercial paper	35,508	49	—	35,557
Corporate debt securities	68,831	146	(31)	68,946
Total maturities within one year	378,096	833	(65)	378,864
Maturities between one and two years:
U.S. treasury securities	$90,330	$109	$(271)	$90,168
Debt securities issued by U.S. government agencies	102,707	470	(75)	103,102
Corporate debt securities	17,232	—	(86)	17,146
Total maturities between one and two years	210,269	579	(432)	210,416
Total marketable securities	$588,365	$1,412	$(497)	$589,280

As of June 30, 2025, the Company had 57 securities with a total fair market value of $182.2 million in an unrealized loss position. The Company does not intend to sell its investments before recovery of the amortized cost basis of its debt securities at maturity and no allowance for credit losses was recorded as of June 30, 2025 and December 31, 2024. Securities are evaluated at the end of each reporting period. The Company did not record any impairment related to its marketable securities during the six months ended June 30, 2025 and 2024.

4.
Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a reoccurring basis and indicates the level of fair value hierarchy utilized to determine such values (in thousands):

	AS OF JUNE 30, 2025
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash equivalents:
Money market funds	$77,800	$—	$—	$77,800
Commercial paper	—	40,447	—	40,447
Marketable securities:
U.S. treasury securities	254,645	—	—	254,645
Debt securities issued by U.S. government agencies	—	116,854	—	116,854
Commercial paper	—	34,296	—	34,296
Corporate debt securities	—	91,202	—	91,202
Total	$332,445	$282,799	$—	$615,244

	AS OF DECEMBER 31, 2024
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash equivalents:
Money market funds	$132,491	$—	$—	$132,491
Marketable securities:
U.S. treasury securities	248,935	—	—	248,935
Debt securities issued by U.S. government agencies	—	218,696	—	218,696
Commercial paper	—	35,557	—	35,557
Corporate debt securities	—	86,092	—	86,092
Total	$381,426	$340,345	$—	$721,771

5.
Prepaids and Other Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	JUNE 30, 2025	DECEMBER 31, 2024
Prepaid expenses	$5,603	$2,621
Interest receivable	4,136	4,697
Other current assets	963	1,742
Total	$10,702	$9,060

As of June 30, 2025 and December 31, 2024, the Company had restricted cash of $0.3 million held as a letter of credit for the benefit of a clinical research organization. The related letter of credit was classified within other non-current assets on the condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024.

As of June 30, 2025, the Company also had $8.3 million in long-term prepayments, made in conjunction with the Company's research and development activities, classified within other non-current assets.

6.
Property and Equipment, net

Property and Equipment, net consisted of the following (in thousands):

	JUNE 30, 2025	DECEMBER 31, 2024
Lab equipment	$1,407	$1,285
Leasehold improvements	3,075	863
Furniture and fixtures	1,760	—
IT equipment	992	—
Less: Accumulated depreciation	(796)	(189)
Total	$6,438	$1,959

The Company recognized $0.4 million and $0.6 million of depreciation expense for the three and six months ended June 30, 2025, respectively. The Company recognized an immaterial amount of depreciation expense for the three and six months ended June 30, 2024.

7.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	JUNE 30, 2025	DECEMBER 31, 2024
Accrued external research and development expenses	$6,217	$4,957
Accrued manufacturing expenses	5,210	15,505
Accrued employee compensation	8,156	1,895
Accrued other	2,265	1,898
Total	$21,848	$24,255

8.
Other Significant Agreements

Paragon Option and License Agreements

For the three and six months ended June 30, 2025, the Company recognized $0.1 million of research and development expense in connection with services provided by Paragon under the Option and License Agreements. For the three and six months ended June 30, 2024, the Company recognized $2.2 million and $8.7 million, respectively, of research and development expense in connection with services provided by Paragon under the Option and License Agreements.

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

Biologics Master Services Agreement — WuXi Biologics (Hong Kong) Limited

In June 2022, Paragon and WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”) entered into a biologics master services agreement (the “WuXi Biologics MSA”), which was subsequently novated to the Company by Paragon in the second quarter of 2023. The WuXi Biologics MSA governs all development activities and GMP manufacturing and testing for the Company’s APG777, APG990, APG333 and APG808 programs, as well as potential future programs, on a work order basis. Under the WuXi Biologics MSA, the Company is obligated to pay WuXi Biologics a service fee and all non-cancellable obligations in the amount specified in each work order associated with the agreement for the provision of services.

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

For the three and six months ended June 30, 2025, the Company recognized $3.3 million and $4.5 million, respectively, of research and development expense in connection with the WuXi Biologics MSA. For the three and six months ended June 30, 2024, the Company recognized $8.9 million and $13.2 million, respectively, of research and development expense in connection with the WuXi Biologics MSA.

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

For the three and six months ended June 30, 2025, the Company recognized $5.7 million and $7.4 million, respectively, of research and development expense in connection with the Samsung Biologics MSA.

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

Indemnification Agreements

The Company enters into standard indemnification agreements and/or indemnification sections in other agreements in the ordinary course of business. Pursuant to the agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. There is no limit to the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. As of June 30, 2025, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company was not aware of any claims under these indemnification arrangements as of June 30, 2025 and December 31, 2024.

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

In August 2024, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), pursuant to which the Company may offer and sell shares of common stock up to a maximum aggregate offering price of $300.0 million through an at-the-market offering program. The Sales Agent will be entitled to compensation at a commission of up to 3.0% of the aggregate gross sales price per share sold under the Sale Agreement, unless otherwise agreed to by the Sales Agent and the Company under the Sale Agreement. In December 2024, the Company sold 926,049 shares of common stock under the ATM at a price per share of $48.50. For the six months ended June 30, 2025, the Company made no sales pursuant to the Sale Agreement. As of June 30, 2025, $255.1 million remained available for sale under the Sale Agreement.

As of June 30, 2025, 59,587,430 and 58,560,525 shares of common stock were issued and outstanding, respectively. The 59,587,430 shares of common stock issued are comprised of 46,100,788 shares of voting common stock and 13,486,642 shares of non-voting common stock. As of June 30, 2025, there were 1,026,905 shares of unvested restricted common stock included within the shares of common stock issued.

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

11.
Equity-Based Compensation

Restricted Common Stock

Concurrent with the Reorganization, all outstanding incentive units were exchanged into 3,469,546 shares of common stock, of which 2,779,358 were unvested restricted common stock. The following table provides a summary of the unvested restricted common stock award activity during the six months ended June 30, 2025:

	NUMBER OF SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE PER SHARE
Unvested restricted common stock as of December 31, 2024	1,415,827	$5.30
Vested	(388,922)	4.98
Unvested restricted common stock as of June 30, 2025	1,026,905	$5.43

The fair value of restricted stock vested during the three and six months ended June 30, 2025 was $0.9 million and $1.9 million, respectively.

Stock Options and Restricted Stock Units

In July 2023, in connection with the IPO, the Company’s Board of Directors (the “Board”) and stockholders approved the 2023 Equity Incentive Plan (the “2023 Plan”), which became effective on the date of the effectiveness of the registration statement for the IPO. The 2023 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards. As of June 30, 2025, the number of shares of common stock available for future grants under the 2023 Plan is equal to 6,039,446 shares of common stock. The number of shares available for grant and issuance under the 2023 Plan will be automatically increased on January 1 of each year by a number of shares equal to up to 5% of the outstanding shares of common stock on such date.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions:

	THREE MONTHS ENDED JUNE 30,	SIX MONTHS ENDED JUNE 30,
	2025	2025
Risk-free interest rate	3.9% - 4.1%	3.9% - 4.4%
Expected dividend yield	0.0%	0.0%
Expected term (in years)	5.5 - 6.25	5.5 - 6.25
Expected volatility	74.8% - 75.5%	74.8% - 75.5%

The following table provides a summary of stock option activity during the six months ended June 30, 2025:

	OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding as of December 31, 2024	5,155,414	$35.12	9.4	$61,506
Granted	686,403	$39.19	—	$—
Exercised	(49,922)	$20.16	—	$—
Forfeited	(77,208)	$34.87	—	$—
Outstanding as of June 30, 2025	5,714,687	$35.74	9.0	$57,200
Exercisable as of June 30, 2025	1,323,751	$28.93	8.6	$20,760

The fair value of options vested during the three and six months ended June 30, 2025 was $10.9 million and $18.2 million, respectively.

The following table provides a summary of the unvested restricted stock unit activity under the 2023 Plan during the six months ended June 30, 2025:

	NUMBER OF SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE PER SHARE
Unvested restricted stock units as of December 31, 2024	267,564	$38.48
Vested	(37,213)	36.54
Forfeited	(5,908)	43.61
Unvested restricted stock units as of June 30, 2025	224,443	$38.67

The fair value of restricted stock units vested during the three and six months ended June 30, 2025 was $0.7 million and $1.4 million, respectively.

2023 Employee Stock Purchase Plan

In July 2023, the Board adopted and the Company’s stockholders approved the 2023 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 13, 2023. The ESPP provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of the Company's common stock, subject to any plan limitations. The purchase period under the ESPP has a duration of six months, and the purchase price with respect to each purchase period is equal to 85% of the lesser of (i) the fair market value of the Company's common stock at the commencement of the applicable six-month purchase period or (ii) the fair market value of the Company's common stock on the exercise date. As of June 30, 2025, 49,221 shares have been issued under the ESPP and 1,493,797 shares remain available for issuance.

The following table presents the classification of equity-based compensation expense related to equity awards granted to employees, managers, executives, and service providers (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
Research and development expense	$5,538	$2,154	$10,910	$4,084
General and administrative expense	5,806	3,544	11,560	5,800
Total	$11,344	$5,698	$22,470	$9,884

As of June 30, 2025, the total unrecognized compensation expense related to the Company’s stock options, unvested restricted stock and ESPP was $128.5 million, which the Company expects to recognize over a weighted-average period of approximately 2.7 years.

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

12.
Related Parties

Under the Option Agreements and the License Agreements, Paragon, a stockholder of the Company that was founded by a Series A Preferred Unit investor, received upfront consideration in the form of common units, is entitled to receive milestone and royalty payments upon specific conditions and receives payments from the Company for providing ongoing services under the agreements (see Note 8). As of June 30, 2025 and December 31, 2024, $0.1 million was due to Paragon. For the three and six months ended June 30, 2025, the Company incurred research and development expenses of $0.1 million with Paragon. For the three and six months ended June 30, 2024, the Company incurred research and development expenses of $2.2 million and $8.7 million, respectively, with Paragon.

13.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(66,096)	$(33,816)	$(121,435)	$(65,910)
Net loss attributable to common stockholders, basic and diluted	$(66,096)	$(33,816)	$(121,435)	$(65,910)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	58,428,344	56,515,003	58,312,452	53,352,406
Net loss per share attributable to common stockholders, basic and diluted	$(1.13)	$(0.60)	$(2.08)	$(1.24)

The following potential common shares, presented based on amounts outstanding at period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the period indicated because including them would have been anti-dilutive:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
Stock options	5,714,687	2,973,471	5,714,687	2,973,471
Unvested restricted common stock	1,026,905	1,804,749	1,026,905	1,804,749
Unvested restricted stock units	224,443	126,101	224,443	126,101
Total	6,966,035	4,904,321	6,966,035	4,904,321

14.
Operating Leases

In November 2023, the Company entered into a lease agreement for lab space. In June 2024, the agreement was amended to expand the space and extend the lease term through November 2026, with the option to extend for one year. In January 2025, the agreement was amended to further expand the space. As of June 30, 2025, the remaining lease term was 1.4 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 9.1%.

In September 2024, the Company entered into a lease agreement for office space. The lease term is five years with two one-year options to extend. As of June 30, 2025, the remaining lease term was 4.3 years and the incremental borrowing rate used to determine the operating lease liability was 6.0%.

As of June 30, 2025, total current and non-current operating lease liabilities were $4.0 million and $6.8 million, respectively. The Company incurred lease expense of $1.1 million and $2.2 million for the three and six months ended June 30, 2025, respectively. The Company incurred lease expense of $0.4 million and $0.7 million for the three and six months ended June 30, 2024, respectively.

15.
Segment Information

The Company has one operating segment and one reporting unit. The Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of assessing performance and allocating resources. All of the Company’s assets are located in the United States.

The following table summarizes the Company’s segment information for the periods presented (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
Operating expenses(1):
Research and development personnel-related (excluding equity-based compensation)	$16,105	$7,782	$31,401	$13,685
External research and development costs - APG777	22,052	8,103	36,623	14,058
External research and development costs - APG990 / APG279	3,975	6,905	7,188	12,115
External research and development costs - APG333 / APG777 + APG333	1,185	3,796	3,619	7,455
External research and development costs - APG808	1,467	2,213	2,777	6,172
External-discovery related costs and other	5,307	2,217	9,434	4,288
General and administrative personnel-related (excluding equity-based compensation)	6,395	3,099	12,102	6,632
General and administrative operations(2)	4,936	4,273	10,041	7,949
Equity-based compensation	11,344	5,698	22,470	9,884
Depreciation expense	399	36	606	65
Interest income	(7,141)	(10,306)	(14,981)	(16,393)
Provision for income taxes	72	—	155	—
Consolidated net loss	$66,096	$33,816	$121,435	$65,910
(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM
(2)
General and administrative operations are comprised of finance, investor relations, business development, human resources, legal, facilities & IT, and certain overhead expenses

16.
Subsequent Events

The Company evaluated subsequent events through the date on which these financial statements were issued to ensure that these condensed consolidated financial statements include appropriate disclosure of events both recognized in the financial statements as of June 30, 2025 and events which occurred subsequently but not recognized in the financial statements. No subsequent events have occurred that require disclosure.

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

Overview

We are a clinical stage biotechnology company advancing optimized, novel biologics with the potential for differentiated efficacy and dosing in the largest inflammatory and immunology (“I&I”) markets, including for the treatment of atopic dermatitis (“AD”), asthma, eosinophilic esophagitis (“EoE”), chronic obstructive pulmonary disease (“COPD”), and other I&I indications. Our antibody programs are designed to overcome limitations of existing therapies by targeting well-established mechanisms of action and incorporating advanced antibody engineering to optimize half-life and other properties.

Our pipeline comprises multiple antibody programs being developed initially for the treatment of I&I indications as monotherapies and combinations, including APG777, APG279, APG777 + APG333, APG990, APG333 and APG808. With four validated targets in our portfolio, we are seeking to achieve best-in-class efficacy and dosing through monotherapies and combinations of our novel antibodies. Based on a broad pipeline and depth of expertise, we believe we can deliver value and meaningful benefit to patients underserved by today’s standard of care. We believe each of our programs has potential for broad application across multiple I&I indications.

APG777 – anti-IL13 antibody, same mechanism of action as EBGLYSS (lebrikizumab)

APG777 is a subcutaneous (“SQ”) extended half-life monoclonal antibody (“mAb”) targeting IL-13. In August 2023, we announced the dosing of our first participant in our first clinical trial for APG777. In 2024, we announced positive interim safety and pharmacokinetic (“PK”) data from this trial with APG777 demonstrating a potential best-in-class PK profile, including a half-life of 77 days, supporting the potential for every three- to six- month maintenance dosing in AD. Single doses of APG777 demonstrated a deep and sustained effect on pharmacodynamic (“PD”) markers out to approximately 12 months. APG777 was well-tolerated across all dose groups. In May 2024, we announced the dosing of our first participant in the Phase 2 APEX trial. In July 2025, we announced positive 16-week data from the Part A portion of the APEX Phase 2 clinical trial of APG777.

The APEX trial is a randomized, placebo-controlled study evaluating APG777 in patients with moderate-to-severe AD. Part A of the trial enrolled 123 adult patients who were randomized 2:1 to APG777 versus placebo and received an induction regimen dosing of 720mg at Weeks 0 and 2, followed by 360mg at Weeks 4 and 12. The primary endpoint for the induction arm of Part A was percentage change in Eczema Area Severity Index (“EASI”) score from baseline at Week 16. Secondary endpoints included EASI-75, EASI-90, Validated Investigator Global Assessment (“vIGA”) 0/1 and Itch Numeric Rating Scale (“NRS”) at Week 16. In non-head-to-head trial comparisons, the initial 16-week findings from Part A include efficacy results, which compare favorably versus standard of care across endpoints as well as rapid onset of itch relief and lesion reduction, and a favorable safety profile consistent with its class.

The trial met its primary endpoint, with APG777 showing significantly greater least squares mean percent change from baseline at Week 16 with an EASI reduction of 71.0% compared to placebo of 33.8% (p < 0.001). APG777 showed the highest absolute and placebo-adjusted EASI-75 of any biologic in a 16-week global study with 66.9% of participants treated with APG777 achieving EASI-75 compared to 24.6% on placebo (p < 0.001). Pre-specified sensitivity analysis showed consistent results in both moderate and severe patients based on baseline EASI score. The results demonstrated a vIGA 0/1 of 34.9% compared to placebo of 17.3% (p < 0.05) and an EASI-90 of 33.9% compared to placebo of 14.7% (p < 0.05). Treatment of patients with APG777 led to rapid onset of itch relief and achieved a statistically significant reduction by Week 1, with a 50.7% reduction of Itch NRS from baseline compared to placebo of 23.2% (p < 0.01) at Week 16. APG777 was well tolerated, with 56.1% of APG777-exposed patients experiencing treatment-emergent adverse events (“TEAEs”) (vs. 63.4% in placebo). The most common TEAEs, occurring in more than 5% of patients, were non-infective conjunctivitis (14.6% vs. 2.4% in placebo), upper respiratory tract infection (8.5% vs 12.2% in placebo), nasopharyngitis (4.9% vs. 12.2% in placebo), and pain in extremity (0.0% vs. 7.3% in placebo) with the latter three being numerically lower in APG777 treated patients compared to placebo. Serious TEAEs were rare for APG777-exposed patients (1.2% vs. 2.4% in placebo). The discontinuation rate due to adverse events was low for APG777-exposed patients (2.4%). There were no injection site reactions in the APG777 treated group.

All Part A patients that benefited from treatment in the induction arm will have the opportunity to continue to APG777 maintenance treatment, which will evaluate three and six-month dosing intervals. In February 2025, we also announced that we had commenced dosing of the Part B portion of the APEX Phase 2 trial. Part B is testing a higher dose of APG777. We anticipate topline maintenance data from Part A in the first half of 2026, 16-week topline induction data from Part B in the middle of 2026 and initiation of a Phase 3 trial in 2026.

In April 2025, we initiated a Phase 1b trial in asthma with topline results expected in the first half of 2026. Results from this trial, in addition to topline data from the Part B portion of the APEX Phase 2 trial in AD expected in mid-2026, will allow us to determine dose selections for further expansion indications in 2027 and beyond, including but not limited to asthma and EoE. We expect to announce plans for Phase 2b trials in asthma and EoE in 2026. Based on our clinical data, we expect to further evaluate additional opportunities to develop APG777 for other I&I indications, including alopecia areata (“AA”), chronic rhinosinusitis with nasal polyps (“CRSwNP”), chronic spontaneous urticaria (“CSU”), and prurigo nodularis (“PN”).

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

We plan to develop APG777 and APG990 (“APG279”) together as a potential first-in-class coformulation for the treatment of AD by combining deep and sustained inhibition of Type 2 inflammation via APG777’s inhibition of IL-13 with broader inhibition of Type 1-3 inflammation through APG990’s inhibition of OX40L. APG279 has been shown to retain stability, injectability, and convenience of individual components in preclinical studies. In preclinical studies, APG279 has also demonstrated broad inhibition of Type 1, Type 2 and Type 3 inflammation, similar to what was seen with Janus kinase (“JAK”) inhibition, but with potential for better tolerability than JAK inhibitors. In preclinical toxicology studies, the combination of APG777 and APG990 showed no findings at any dose level, including the highest dose tested of 150-mg/kg per agent per week. We believe these combined mechanisms offer the potential for improved clinical responses over monotherapy while our planned approach of coformulating two extended half-life mAbs holds the potential for best-in-class dosing.

In July 2025, we announced that we commenced dosing in the Phase 1b trial of APG279 against DUPIXENT in approximately 50 patients with moderate-to-severe AD with a data readout expected in the second half of 2026. The initial clinical trial of APG279 is being conducted as a coadministration of APG777 and APG990. We plan to advance the development of APG279 in future studies as a coformulation. The PK data for APG990, when considered together with APG279 coformulation data, provides the potential for dosing the combination two to four times per year with a single 2 mL coformulated injection.

APG333 – anti-TSLP antibody, same mechanism of action as TEZPIRE (tezepelumab); potential combination therapy with APG777

APG333 is a fully-human mAb against thymic stromal lymphopoietin (“TSLP”), an epithelial cell-derived cytokine that has emerged as an attractive validated target for the treatment of people living with asthma and COPD. In preclinical studies, the combination of APG777 and APG333 has been shown to impact both central inflammation and local airway responses. This has the potential to improve clinical outcomes compared to approved or in-development biologics which only target peripheral or central inflammation, not both, and retains the potential for a significantly less frequent dosing schedule. In December 2024, we initiated a Phase 1 trial of APG333 in healthy volunteers and we expect interim data from the trial in the fourth quarter of 2025.

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

In May 2025, we announced positive interim results from the Phase 1b trial of APG808 in patients with mild-to-moderate asthma. The trial was a double-blind, placebo-controlled, multiple-dose trial, which evaluated the safety and tolerability of APG808 in 22 adult patients with mild-to-moderate asthma. The trial also evaluated fractional exhaled nitric oxide concentration (“FeNO”), thymus and activation-regulated chemokine (“TARC”), and pSTAT6. Participants were randomized 3:1, receiving 600mg of APG808 or placebo on day 1 and day 29.

The results demonstrated that APG808 was well-tolerated, with multiple doses of APG808 resulting in rapid suppression of FeNO, a biomarker of Type 2 inflammation that is associated with exacerbations in asthma, with a maximal robust FeNO decrease from baseline of 53% and sustained FeNO decrease from baseline of 50% at 12 weeks. APG808 also demonstrated sustained and near-complete reduction in pSTAT6 as well as deep reduction of TARC maintained through 12 weeks. The most common TEAEs observed were headache, injection site erythema, and upper respiratory tract infections. There were no Grade 3 TEAEs or severe adverse events, and no adverse events led to study discontinuation.

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

We have incurred significant operating losses since inception. Our ability to generate sufficient product revenue to achieve profitability will depend heavily on the successful development and eventual commercialization of any programs we may develop. We generated a net loss of $121.4 million for the six months ended June 30, 2025. As of June 30, 2025, we had an accumulated deficit of $427.4 million. We expect to continue to incur significantly increased expenses for the foreseeable future if and as we:

•
advance our programs, APG777, APG279, APG777 + APG333, APG990, APG333 and APG808, into and through clinical trials and regulatory approval prior to commercialization;
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

We expect that our existing cash and cash equivalents of $124.2 million, marketable securities of $381.2 million and long-term marketable securities of $115.8 million as of June 30, 2025, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. See “Liquidity and Capital Resources” for further information.

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

The Company’s provision for state income taxes was $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively. There was no provision for state income taxes for the three and six months ended June 30, 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. OBBBA introduces significant changes to U.S. income-tax legislation. Key provisions affecting the Company include (i) permanent immediate expensing of domestic research and experimental expenditures starting January 1, 2025, and (ii) 100 percent bonus depreciation for qualified property placed in service after January 19, 2025.

Because OBBBA was enacted after June 30, 2025, its provisions have not been reflected in these financial statements. Management is evaluating the effect of OBBBA on the Company’s financial condition and results of operations.

Results of Operations

A discussion regarding our financial condition and results of operations for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 is presented below.

Comparison of the Three Months Ended June 30, 2025 and 2024

Results of Operations

The following table summarizes our consolidated statements of operations for the periods presented (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2025	2024	$ CHANGE
Operating expenses:
Research and development	$55,703	$33,206	$22,497
General and administrative	17,462	10,916	6,546
Total operating expenses	73,165	44,122	29,043
Loss from operations	(73,165)	(44,122)	(29,043)
Other income, net:
Interest income	7,141	10,306	(3,165)
Total other income, net	7,141	10,306	(3,165)
Net loss before taxes	$(66,024)	$(33,816)	$(32,208)
Provision for income taxes	(72)	—	(72)
Net loss after taxes	$(66,096)	$(33,816)	$(32,280)

Research and Development Expense

The following table summarizes our research and development expenses incurred for the periods presented (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2025	2024
External research and development costs by program:
APG777	$22,052	$8,103
APG990/APG279	3,975	6,905
APG333/APG777 + APG333	1,185	3,796
APG808	1,467	2,213
Unallocated research and development costs:
External-discovery related costs and other	5,307	2,217
Personnel-related (excluding equity-based compensation)	16,105	7,782
Equity-based compensation	5,538	2,154
Depreciation expense	74	36
Total research and development expenses	$55,703	$33,206

Research and development expenses for the three months ended June 30, 2025 and 2024 were $55.7 million and $33.2 million, respectively. The increase of $22.5 million was primarily driven by further development of our APG777 program and increases in personnel costs and equity-based compensation, associated with the growth in our research and development team, partially offset by decreases in expenses related to the APG990/APG279, APG333/APG777 + APG333 and APG808 programs.

Research and development expense related to the APG777 program increased by $13.9 million in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily driven by an increase in clinical trial-related expenses and clinical manufacturing activities to support our Phase 1 and Phase 2 clinical trials. Research and development expense related to the APG990/APG279 program decreased by $2.9 million in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to a reduction in clinical manufacturing activities and a decrease in expenses incurred under the Option Agreements and License Agreements, including a milestone payment of $1.0 million to Paragon in May 2024 for the nomination of a development candidate, partially offset by an increase in clinical trial expenses. Research and development expense related to the APG333/APG777 + APG333 program decreased by $2.6 million in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to a reduction in clinical manufacturing activities and a decrease in expenses incurred under the Option Agreements and License Agreements.

External-discovery related costs and other expenses increased by $3.1 million in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily driven by increases in travel and other employee related expenses, professional service fees and non-program specific research and development expenses. Personnel-related expenses and equity-based compensation increased by $8.3 million and $3.4 million in the three months ended June 30, 2025, respectively, compared to the three months ended June 30, 2024, primarily due to increased headcount and an increase in the fair value of equity awards granted.

General and Administrative Expense

The following table summarizes our general and administrative expenses for the periods presented (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2025	2024
Personnel-related (excluding equity-based compensation)	$6,395	$3,099
Equity-based compensation	5,806	3,544
Legal and professional fees	1,211	1,850
Depreciation expense	325	—
Other	3,725	2,423
Total general and administrative expenses	$17,462	$10,916

General and administrative expenses for the three months ended June 30, 2025 were $17.5 million, compared to $10.9 million for the three months ended June 30, 2024. The increase of $6.6 million was primarily due to increases in personnel-related expenses and equity-based compensation of $3.3 million and $2.3 million, respectively, primarily driven by increased headcount and an increase in the fair value of equity awards granted. Additionally, other expenses increased by $1.3 million, primarily due to increases in rent expense, as well as travel and other employee related expenses. The increase in total general and administrative expense was the result of the expansion of our operations to support the growth in our business.

Other Income, Net

Interest income decreased $3.2 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, which was primarily related to interest on our cash, cash equivalents and marketable securities.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our consolidated statements of operations for the periods presented (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2025	2024	$ CHANGE
Operating expenses:
Research and development	$102,090	$61,922	$40,168
General and administrative	34,171	20,381	13,790
Total operating expenses	136,261	82,303	53,958
Loss from operations	(136,261)	(82,303)	(53,958)
Other income, net:
Interest income	14,981	16,393	(1,412)
Total other income, net	14,981	16,393	(1,412)
Net loss before taxes	$(121,280)	$(65,910)	$(55,370)
Provision for income taxes	(155)	—	(155)
Net loss after taxes	$(121,435)	$(65,910)	$(55,525)

Research and Development Expense

The following table summarizes our research and development expenses incurred for the periods presented (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2025	2024
External research and development costs by program:
APG777	$36,623	$14,058
APG990/APG279	7,188	12,115
APG333/APG777 + APG333	3,619	7,455
APG808	2,777	6,172
Unallocated research and development costs:
External-discovery related costs and other	9,434	4,288
Personnel-related (excluding equity-based compensation)	31,401	13,685
Equity-based compensation	10,910	4,084
Depreciation expense	138	65
Total research and development expenses	$102,090	$61,922

Research and development expenses for the six months ended June 30, 2025 and 2024 were $102.1 million and $61.9 million, respectively. The increase of $40.2 million was primarily driven by further development of our APG777 program and increases in personnel costs and equity-based compensation, associated with the growth in our research and development team, partially offset by decreases in expenses related to the APG990/APG279, APG333/APG777 + APG333 and APG808 programs.

Research and development expense related to the APG777 program increased by $22.6 million in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily driven by an increase in clinical trial-related expenses and clinical manufacturing activities to support our Phase 1 and Phase 2 clinical trials. Research and development expense related to the APG990/APG279 program decreased by $4.9 million in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to a reduction in clinical manufacturing activities and a decrease in expenses incurred under the Option Agreements and License Agreements, including a milestone payment of $1.0 million to Paragon in May 2024 for the nomination of a development candidate, partially offset by an increase in clinical trial expenses. Research and development expense related to the APG333/APG777 + APG333 program decreased by $3.8 million in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to a reduction in clinical manufacturing activities and a decrease in expenses incurred under the Option Agreements and License Agreements, including a payment of $2.0 million to Paragon in January 2024 for the finalization of the TSLP research plan, partially offset by an increase in clinical trial expenses. Research and development expense related to the APG808 program decreased by $3.4 million in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily driven by a decrease in expenses incurred under the Option Agreements and License Agreements, including a milestone payment of $2.0 million to Paragon in March 2024 for the first dosing of a human patient in a Phase 1 trial, and a decrease in clinical manufacturing activities.

External-discovery related costs and other expenses increased by $5.1 million in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to increases in non-program specific research and development expenses, travel and other employee related expenses, and professional service fees. Personnel-related expenses and equity-based compensation increased by $17.7 million and $6.8 million in the six months ended June 30, 2025, respectively, compared to the six months ended June 30, 2024, primarily due to increased headcount and an increase in the fair value of equity awards granted.

General and Administrative Expense

The following table summarizes our general and administrative expenses for the periods presented (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2025	2024
Personnel-related (excluding equity-based compensation)	$12,102	$6,632
Equity-based compensation	11,560	5,800
Legal and professional fees	2,606	3,177
Depreciation expense	468	—
Other	7,435	4,772
Total general and administrative expenses	$34,171	$20,381

General and administrative expenses for the six months ended June 30, 2025 were $34.2 million, compared to $20.4 million for the six months ended June 30, 2024. The increase of $13.8 million was primarily due to an increase in personnel costs and equity-based compensation of $5.5 million and $5.8 million, respectively, primarily driven by increased headcount and an increase in the fair value of equity awards granted. Additionally, other expenses increased by $2.7 million, primarily due to increases in rent expense, as well as travel and other employee related expenses. The increase in total general and administrative expenses was the result of the expansion of our operations to support the growth in our business.

Other Income, Net

Interest income decreased by $1.4 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, which was primarily related to interest on our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses. We have not yet commercialized any of our programs, which are in various phases of early-stage development, and we do not expect to generate revenue from sales of any of our programs for several years, if at all. To date, we have financed our operations with the proceeds from the issuance of preferred units and the sale of common stock in our IPO, our March 2024 Offering and our ATM Facility (as defined below). As of June 30, 2025, we had cash and cash equivalents of $124.2 million, marketable securities of $381.2 million and long-term marketable securities of $115.8 million.

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

In August 2024, we entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), pursuant to which we may offer and sell shares of common stock up to a maximum aggregate offering price of $300.0 million, from time to time, through an at the market offering program (the “ATM Facility”). In December 2024, we sold 926,049 shares of common stock under the ATM at a price per share of $48.50 resulting in net proceeds of $43.6 million. For the three months ended June 30, 2025, we made no sales pursuant to the Sale Agreement. As of June 30, 2025, $255.1 million remained available for sale under the Sale Agreement.

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2025	2024
Net cash, cash equivalents, and restricted cash provided by (used in):
Operating activities	$(110,506)	$(60,936)
Investing activities	91,107	(200,451)
Financing activities	1,802	450,370
Net (decrease) increase in cash equivalents, and restricted cash	$(17,597)	$188,983

Net Cash used in Operating Activities

Cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of operating assets and liabilities, which are generally attributable to timing of payments, and the related effect on certain account balances, operational and strategic decisions and contracts to which we may be a party.

For the six months ended June 30, 2025, operating activities used $110.5 million of cash, primarily due to a net loss of $121.4 million, net changes in our operating assets and liabilities of $9.8 million and amortization of discounts on marketable securities of $4.1 million. This was partially offset by non-cash charges of $22.5 million and $1.8 million for equity-based compensation and lease expense, respectively.

For the six months ended June 30, 2024, operating activities used $60.9 million of cash, primarily due to a net loss of $65.9 million, amortization of discounts on marketable securities of $5.8 million and net changes in operating assets and liabilities of $0.2 million. This was partially offset by a non-cash charge of $9.9 million for equity-based compensation.

Net Cash provided by (used in) Investing Activities

For the six months ended June 30, 2025, net cash provided by investing activities of $91.1 million was related to $241.8 million in maturities of marketable securities, partially offset by the $145.6 million purchase of marketable securities and $5.1 million purchase of property and equipment.

For the six months ended June 30, 2024, net cash used in investing activities of $200.5 million was primarily related to the $352.9 million purchase of marketable securities, partially offset by $152.8 million in maturities of marketable securities.

Net Cash provided by Financing Activities

For the six months ended June 30, 2025, financing activities provided $1.8 million of cash, primarily related to the exercise of stock options.

For the six months ended June 30, 2024, financing activities provided $450.4 million of cash, primarily related to the issuance and sale of 7,790,321 shares of common stock, net of paid issuance costs, in our March 2024 Offering.

Future Funding Requirements

To date, we have not generated any revenue from product sales. We do not expect to generate revenue from product sales unless and until we successfully complete preclinical and clinical development of, receive regulatory approval for, and commercialize a program and we do not know when that will occur, if at all. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical and clinical activities. In addition, if we obtain regulatory approval for any programs, we expect to incur significant expenses related to product sales, marketing, and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. We expect to incur additional costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on the factors set out above. For more information, see the section titled “Risk Factors—Risks Related to Our Limited Operating History, Financial Position and Capital Requirements”.

Our funding requirements and timing and amount of our operating expenditures will depend on many factors, including, but not limited to:

•
the rate of progress in the development of our APG777, APG279, APG777 + APG333, APG990, APG333 and APG808 programs;
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

As of June 30, 2025, we had $124.2 million of cash and cash equivalents, $381.2 million of marketable securities and $115.8 million of long-term marketable securities. Based on our current operating plan, as of the date of this Quarterly Report, we estimate that our existing cash, cash equivalents, marketable securities and long-term marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the issuance of our consolidated financial statements included elsewhere in this Quarterly Report. Moreover, based on our current operating plan, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Our agreements to license intellectual property include potential milestone payments that are dependent upon the development of products using the intellectual property licensed under the agreements and contingent upon the achievement of specific development and clinical milestones. As of June 30, 2025, we have incurred $17.0 million of the maximum aggregate potential milestone payments. We are also obligated to pay royalties to (i) Paragon at a royalty rate of a low single-digit percentage based on net sales of any products under the License Agreements, once commercialized and (ii) WuXi Biologics at a royalty rate of a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, short-term and long-term marketable securities of $621.2 million as of June 30, 2025, which consisted primarily of U.S. Treasury Securities, Commercial Paper, U.S. Government Bonds, and Corporate Securities.

The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality and short and intermediate-term duration, according to our audit committee-approved investment policy. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. Our primary exposure to market risk is interest income volatility, which is sensitive to changes in the general level of interest rates; however due to the low risk profiles of our investments, we do not anticipate a significant exposure to interest rate risk on the fair market value of our investments. We believe the effect of a hypothetical 10% change in market interest rates would not have had a material impact on our historical consolidated financial statements for the periods presented.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act (as defined below) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We are substantially dependent on the success of our programs, APG777, APG279, APG777 + APG333, APG990, APG333 and APG808, and our ongoing and anticipated clinical trials of such programs may not be successful.
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
•
Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises, political crises, geopolitical events, such as the conflict between Russia and Ukraine, and Israel and Hamas or other macroeconomic conditions, which could have a material and adverse effect on our results of operations and financial condition.
•
Disruptions at the FDA and other government agencies could negatively affect the review and approval of our regulatory submissions, which could negatively impact our business.

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

Developing biotechnology products is a very long, time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for our programs, APG777, APG279, APG777 + APG333, APG990, APG333 and APG808, and any future programs and product candidates. Even if one or more of the programs that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities to launch any such product. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies to perform preclinical studies or clinical trials in addition to those that we are currently conducting or anticipate.

Because the design of our planned and anticipated clinical trials, as well as the outcome of our ongoing, planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of funding that will be necessary to successfully complete the development and commercialization of any program we develop. Our future capital requirements depend on many factors, including but not limited to:

•
the rate of progress in the development of our APG777, APG279, APG777 + APG333, APG990, APG333 and APG808 programs;
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

We do not have any committed external sources of funds and adequate additional financing may not be available to us on acceptable terms, or at all. We may be required to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financing may dilute our stockholders or the failure to obtain such financing may restrict our operating activities. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our business. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect your rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through strategic collaborations, licensing arrangements, royalty financings or other collaborations with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. Our ability to raise additional capital may be adversely impacted by global macroeconomic conditions and volatility in the credit and financial markets in the United States and worldwide, including resulting from tariffs and trade restrictions, public health crises, the conflict between Russia and Ukraine or the conflicts in the Middle East. For example, escalating trade tensions, elevated interest rates and regulatory uncertainty have caused significant market volatility in recent months, and particularly in the biotechnology and biopharmaceutical industries, which such volatility can have an adverse effect on the ability to raise capital. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may be required to delay, limit, suspend or terminate our product development programs. Our failure to raise capital as and when needed or on acceptable terms could also have a negative impact on any future commercialization efforts or we may be required to grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market ourselves.

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

We have incurred significant net losses in each period since we commenced operations in February 2022. We generated a net loss of $121.4 million for the six months ended June 30, 2025. As of June 30, 2025, we had an accumulated deficit of $427.4 million. We expect to continue to incur significant losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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
•
clinical trial sites deviating from trial protocols or dropping out of a trial;
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
•
we may fail to establish an appropriate safety profile for a program based on clinical or preclinical data for such programs as well as data emerging from other therapies in the same class as our programs; and
•
the FDA or other regulatory authorities may require us to submit additional data or impose other requirements before permitting us to proceed with proposed clinical trial.

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

We are substantially dependent on the success of our programs, APG777, APG279, APG777 + APG333, APG990, APG333 and APG808 and our ongoing and anticipated trials may not be successful.

Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, our programs, including APG777, APG279, APG777 + APG333, APG990, APG333 and APG808. We are investing a majority of our efforts and financial resources into the research and development of these programs and currently have ongoing clinical trials in APG777, APG279, APG990, APG333, and APG808. The success of our programs is substantially dependent on observing a longer half-life of our programs in humans than other mAbs currently marketed and in development as we believe this longer half-life has the potential to result in a more favorable dosing schedule for our programs, assuming they successfully complete clinical development and obtain marketing approval. This is based in part on the assumption that the longer half-life we have observed in non-human primates (“NHPs”) will translate into an extended half-life of our programs in humans. To the extent we do not observe this extended half-life when we dose humans with our programs or if there are unexpected tolerability issues, including when dosed in combination, it would significantly and adversely affect the clinical and commercial potential of our programs.

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

The success of our programs will depend on a variety of factors. We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. Accordingly, we cannot assure you that we will ever be able to generate revenue through the sale of these products, even if approved. If we are not successful in commercializing APG777, APG279, APG777 + APG333, APG990, APG333, and APG808 including potential combinations of certain of our programs, or are significantly delayed in doing so, our business will be materially harmed.

If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our programs may be delayed and our expenses may increase and, as a result, our stock price may decline.

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials, such as the expected timing for the Part B topline data from our Phase 2 clinical trial of APG777 in AD; initial proof-of-concept data of APG777 in asthma, as well as the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. For example, we plan to conduct Phase 2b trials in asthma and EoE with trial designs informed by Part B of the APEX Phase 2 clinical trial of APG777, as well as the Phase 1b clinical trial of APG777 in asthma, which will result in a delay to the previously communicated initiation of the APG777 Phase 2b clinical trials in asthma and EoE. This change in milestone timing and any inability to not meet other milestones as publicly announced, or at all, may delay the commercialization of our programs or commercialization may never be achieved and, as a result, our stock price may decline. Additionally, delays relative to our projected timelines are likely to cause overall expenses to increase, which may require us to raise additional capital sooner than expected and prior to achieving targeted development milestones.

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

Before obtaining marketing approval from regulatory authorities for the sale of any product, we must complete preclinical studies and conduct extensive clinical trials to demonstrate the safety and efficacy of our program in humans. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process. For example, we depend on the availability of NHPs to conduct certain preclinical studies that we are required to complete prior to submitting an IND or foreign equivalent prior to initiating clinical development, and prior to submitting a marketing application. During the past several years, there was a global shortage of NHPs available for drug development. If the shortages occur in the future, this could cause significantly increased costs of obtaining or decreased availability of NHPs for our future preclinical studies. This could also result in delays in our development and approval timelines.

Furthermore, a failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. Our clinical trials are subject to significant risk factors that can have a material and negative impact on outcomes, many of which are beyond our control. Such factors include unexpected high placebo rates, safety limitations and/or tolerability concerns. Other factors that can impact our clinical trial results include, without limitation, patient baseline demographics, clinical protocol adherence, physician and patient scored outcome measures, among others. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their programs performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their programs. In addition, we expect to rely on patients to provide feedback on measures such as itch and quality of life, which are subjective and inherently difficult to evaluate. These measures can be influenced by factors outside of our control, and can vary widely from day-to-day for a particular patient, and from patient to patient and from site to site within a clinical trial.

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

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects, adverse events or unexpected characteristics. While our preclinical studies in NHPs and those of our clinical trials for which we have disclosed data have not shown any such characteristics to date, we cannot assure you that the results of our clinical trials will not reveal such characteristics. If significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to such trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more programs altogether. For example, certain drugs targeting IL‑13, including APG777, in the Part A portion of our APEX Phase 2 clinical trial, or IL-4Rα have demonstrated increased conjunctivitis in patients with AD. We, the FDA or other applicable regulatory authorities, or an IRB, may suspend any clinical trials of any program at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential products developed in the biotechnology industry that initially showed therapeutic promise in early-stage studies and trials have later been found to cause side effects that prevented their further development. Other potential products have shown side effects in preclinical studies, which side effects do not present themselves in clinical trials in humans. Even if the side effects do not preclude the program from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. In addition, an extended half-life could prolong the duration of undesirable side effects, which could also inhibit market acceptance. TEAEs could also affect patient recruitment or the ability of enrolled subjects to complete our clinical trials or could result in potential product liability claims. Potential side effects associated with our programs may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from our programs may not be normally encountered in the general patient population and by medical personnel. In addition, safety issues associated with competing products that target similar pathways could result in the FDA or comparable foreign regulatory authorities imposing restrictions on our clinical trials or product labeling or denying approval of our products. Any of these occurrences could harm our business, financial condition, results of operations and prospects significantly.

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

For example, we are initially focused on our current programs, APG777, APG279, APG777 + APG333, APG990, APG333 and APG808, alone or in combination. As a result, we may forgo or delay pursuit of opportunities with other programs that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for specific indications may not yield any commercially viable programs. If we do not accurately evaluate the commercial potential or target market for a particular program, we may relinquish valuable rights to that program through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such program.

Any approved products resulting from our current programs or any future program may not achieve adequate market acceptance among clinicians, patients, healthcare third-party payors and others in the medical community necessary for commercial success and we may not generate any future revenue from the sale or licensing of such products.

Even if regulatory approval is obtained for a product candidate resulting from one of our current or future programs, they may not gain market acceptance among physicians, patients, healthcare payors or the medical community. We may not generate or sustain revenue from sales of the product due to factors such as whether the product gains payor access, can be sold at a competitive price and will otherwise be accepted in the market.

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

We are developing monotherapy and combination programs which may compete with one another. For example, we are developing APG777 and APG279 for the same indication: AD, and may in the future develop our programs for other I&I indications. Each such program targets single or multiple mechanisms that could provide differentiation from standard of care or each other. Based on the distinct mechanisms of action, we are developing APG777 as a frontline treatment for patients with moderate-to-severe AD who have failed or have an inadequate response to topical corticosteroids. APG279 may serve as alternative treatments for frontline patients and/or patients who have failed or have inadequate responses to other treatment options. However, developing multiple programs for a single indication may negatively impact our business if the programs compete with each other. For example, if multiple programs are conducting clinical trials at the same time, they could compete for the enrollment of patients. In addition, if multiple programs are approved for the same indication, they may compete for the same patients, which could limit our future revenue.

We are conducting and may conduct future clinical trials for our programs at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We are conducting ongoing clinical trials, which include sites outside the United States, and we may choose to conduct one or more of our future clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to conditions and guidance imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates. Even if the FDA accepted such data, it could require us to modify our planned clinical trials to receive clearance to initiate such trials in the United States or to continue such trials once initiated.

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

We currently rely on our collaborations and licensing arrangements with third parties, including Paragon, for a substantial portion of our discovery capabilities and in-licenses. We consider Paragon to be a related party because Fairmount Funds Management LLC, which beneficially owns more than 5% of Paragon, beneficially owns more than 5% of our capital stock and has two seats on our Board of Directors (the “Board”).

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

Our reliance on foreign CMOs may expose us to supply chain disruption, delays in our clinical development programs, regulatory risks and increased costs, which may have a material adverse effect on our business, financial condition, results of operations and prospects.

We currently rely on foreign CMOs, including WuXi Biologics and Samsung Biologics, and will likely continue to rely on foreign CMOs in the future. Foreign CMOs may be subject to U.S. legislation, including the act proposed in 2024 as the BIOSECURE Act, sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. Since February 2025, the United States government has imposed various tariffs on imports from China, South Korea and other countries and may impose more restrictions on goods, including biologically derived substances, manufactured in or imported from China, South Korea or impose other restrictions on companies’ ability to work with Chinese and South Korean biotechnology companies. To the extent these or future tariffs are applicable to the material we import from China, South Korea and other countries, our financial condition could be adversely affected.

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

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must currently rely on CMOs for developing and manufacturing our programs and product candidates. We have not yet caused our programs or product candidates to be manufactured on a commercial scale and may not be able to do so for any of our programs or product candidates, if approved. We currently have two sources for our preclinical and clinical supply of APG777 drug substance, have a sole source relationship for our preclinical and clinical supply of APG990, APG279, APG333, APG777 + APG333, and APG808 drug substance, have a relationship for clinical supply of APG777 drug product, are working to establish a relationship for commercial scale supply of APG777 and have a sole source relationship for our clinical supply of APG990, APG279, APG333, APG777 + APG333, and APG808 drug product. If there should be any disruption in such supply arrangement, including any adverse events affecting our sole suppliers, it could have a negative effect on the clinical development of our programs and other operations while we work to identify and qualify alternate supply sources. We may not control the manufacturing process of, and may be completely dependent on, our contract manufacturing partners for compliance with cGMP requirements and any other regulatory requirements of the FDA or comparable foreign regulatory authorities for the manufacture of our programs. Beyond periodic audits, we have no control over the ability of our CMOs to maintain adequate quality control, quality assurance and other qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our programs or if it withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would require the incurrence of significant additional costs and materially adversely affect our ability to develop, obtain regulatory approval for or market our programs, if approved. Similarly, our failure, or the failure of our CMOs, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of programs or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our programs or drugs and harm our business and results of operations.

Moreover, our CMOs may experience manufacturing difficulties due to resource constraints, supply chain issues, human capital constraints or as a result of labor disputes or unstable political environments, including tariffs and restrictions imposed by the United States government and potential retaliatory measures by foreign governments, which impact goods required for the operation of their business. If any CMOs on which we will rely fail to manufacture quantities of our programs at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a cost that allows us to achieve profitability, our business, financial condition and prospects could be materially and adversely affected. In addition, our CMOs and other vendors are responsible for transporting temperature-controlled materials that can be inadvertently degraded during transport due to several factors, rendering certain batches unsuitable for trial use for failure to meet, among others, our integrity and purity specifications. We and any of our CMOs may also face product seizure or detention, refusal to permit the import or export of products or increased costs as a result of tariffs on imports imposed by the United States government. Our business could be materially adversely affected by business disruptions to our third-party providers that could materially adversely affect our anticipated timelines, potential future revenue and financial condition and increase our costs and expenses. Each of these risks could delay or prevent the completion of our preclinical studies and clinical trials or the approval of any of our programs by the FDA, resulting in higher costs or adversely impacting commercialization of our programs. See the section titled “Business-Manufacturing and Supply” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a more detailed description of our manufacturing and supply plans and assumptions and the factors that may affect the success of our programs.

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

In the ordinary course of our business, we and the third parties upon which we rely collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) proprietary, confidential, and sensitive data, including personal data, intellectual property, trade secrets, and other sensitive data (collectively, “sensitive information”).

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

The rules governing U.S. federal, state and local income taxation are constantly under review and modification by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws, including those with potential retroactive application, could adversely affect us or our stockholders. We regularly assess the potential impact of various tax reform proposals and modifications to existing tax treaties in jurisdictions where we have operations to understand their potential effect on our business and any assumptions we have made about our future taxable income. However, we cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our financial conditions or our stockholders, if they were to be enacted.

For example, beginning in 2022, the Tax Cuts and Jobs Act eliminated the previously available option to immediately deduct research and development expenditures and instead requires taxpayers to amortize them generally over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. On July 4, 2025, the U.S. Congress enacted the OBBBA, which includes a provision restoring the immediate deductibility of domestic research and development expenditures. The impact of this newly enacted law on our tax position will depend on how the provision is implemented and interpreted by the IRS and other regulatory authorities. In addition, we have no assurance as to whether, when and how this provision may be subject to further amendment or repeal. Such changes, among others, may adversely affect our effective tax rate, results of operation and financial condition.

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

Our intellectual property portfolio is at an early stage and we currently own one issued patent. Our pending and future patent applications may not result in additional patents being issued. Any issued patents may not afford sufficient protection of our programs or their intended uses against competitors, nor can there be any assurance that the patents issued will not be infringed, designed around, invalidated by third parties, or effectively prevent others from commercializing competitive technologies, products or programs. Even if these patents are granted, they may be difficult to enforce. Further, any issued patents that we may license or own covering our programs could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad, including the United States Patent and Trademark Office (“USPTO”). Further, if we encounter delays in our clinical trials or delays in obtaining regulatory approval, the period of time during which we could market our programs under patent protection could be reduced. Thus, the patents that we own and license may not afford us any meaningful competitive advantage.

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

The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the programs involved. We cannot commercialize programs in the United States without first obtaining regulatory approval from the FDA. Similarly, we cannot commercialize programs outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of our products, including from our most advanced programs, APG777, APG279, APG777 + APG333, APG990, APG333, and APG808, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our programs are both safe and effective for each targeted indication. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Further, our programs may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Our programs could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including: the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials; we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a program is safe and effective for its proposed indication; the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval; serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to our programs; we may be unable to demonstrate that a program’s clinical and other benefits outweigh its safety risks; the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials; the data collected from clinical trials of our programs may not be acceptable or sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere, and we may be required to conduct additional clinical trials; the FDA or the applicable foreign regulatory authority may disagree regarding the formulation, labeling and/or the specifications of our programs; the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval. In addition, the FDA and comparable foreign regulatory authorities may undergo leadership changes, change their policies, issue additional regulations or revise existing regulations, or take other actions, such as those implemented by the recently established Department of Government Efficiency, which may impact our clinical development plans or prevent or delay approval of our programs under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals and increase the costs of compliance.

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

Disruptions at the FDA and other government agencies could negatively affect the review and approval of our regulatory submissions, which could negatively impact our business.

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

We are unable to predict the extent to which the presidential administration may impose or seek to impose leadership or policy changes at the FDA or changes to rules and policies impacting the review and approvability of our submissions and our business and operations. It is unclear how these executive actions or other potential actions by the federal government will impact the FDA or other regulatory authorities that oversee our business. Government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. These budgetary pressures may reduce the FDA’s ability to perform its responsibilities, which could result in delays in our clinical trial timelines. If a significant reduction in the FDA’s workforce occurs, the FDA’s budget is significantly reduced or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the development or manufacturing of our most advanced programs, APG777, APG279, APG777 + APG333, APG990, APG333 and APG808 or future product candidates, which could have a material adverse effect on our business.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our products, if approved. See the section titled “Business—Government Regulation—Other Healthcare Laws and Compliance Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a more detailed description of the laws that may affect our ability to operate.

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

We intend to seek approval to market our programs in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our programs, we will be subject to rules and regulations in those jurisdictions. Our ability to successfully commercialize any programs that we may develop will depend in part on the extent to which reimbursement for these programs and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers, health maintenance organizations, group purchasing organizations and pharmacy benefit managers, decide which medications they will pay for and establish reimbursement levels.

Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. These entities may create preferential access policies for a competitor’s product, including a branded or generic/biosimilar product, over our products in an attempt to reduce their costs, which may reduce our commercial opportunity. Additionally, if any of our programs are approved and we are found to have improperly promoted off-label uses of those programs, we may become subject to significant liability, which would materially adversely affect our business and financial condition. See the sections titled “Business—Government Regulation—Coverage and Reimbursement” and “Business—Other Government Regulation Outside of the United States—Regulation in the European Union” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a more detailed description of the government regulations and third-party payor practices that may affect our ability to commercialize our programs.

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

The price of our stock has fluctuated in the past and may continue to be volatile, and you could lose all or part of your investment.

The trading price of our common stock has fluctuated in the past, and is likely to continue to fluctuate substantially in response to various factors, some of which are beyond our control, including the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report. The realization of any of these factors could have a dramatic and adverse impact on the market price of our common stock.

In addition, the stock market in general, and the market for biotechnology and biopharmaceutical companies in particular, have historically been particularly volatile and experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance or clinical trial results. For example, our stock price experienced volatility around the release of positive 16-week data from Part A of our Phase 2 trial of APG777 for AD. In addition, escalating trade tensions, elevated interest rates and regulatory uncertainty have caused significant market volatility in recent months, and particularly in the biotechnology and biopharmaceutical industries. If the market price of our common stock does not exceed the price at which you purchase your shares, you may not realize any return on your investment in us and may lose some or all of your investment. Securities class action litigation is often initiated against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would materially adversely affect our business, financial condition and results of operation.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, and uncertainty about economic stability. Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, especially in light of recent comments and executive orders made by the current presidential administration, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotech areas), tighter credit, higher interest rates, volatility in financial markets, high unemployment, labor availability constraints, currency fluctuations and other challenges in the global economy have in the past adversely affected, and may in the future adversely affect, us and our business partners and suppliers. Since February 2025, the United States government has imposed various tariffs on imports from most countries, including tariffs on imports from China and South Korea. There still remains substantial uncertainty about the duration of existing tariffs and whether additional tariffs may be imposed, modified or suspended. Historically, tariffs have led to increased trade and political tensions and foreign countries’ retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, which could materially adversely affect global economic conditions and the stability of global financial markets. In addition, the Federal Reserve raised interest rates multiple times in response to concerns about inflation and, although it has lowered interest rates, there is no guarantee that it will not raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, geopolitical uncertainties and international conflicts, including the ongoing military conflicts between Russia and Ukraine and in the Middle East and rising tensions with China, have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

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

The net proceeds from the IPO have been used and are expected to be used primarily to fund our clinical trials, including our Phase 2 trial, and manufacturing of our APG777 product candidate, fund our preclinical studies, clinical trials and manufacturing of our APG808 program, fund our preclinical studies, clinical trials and manufacturing of our APG990 program and fund our preclinical studies of our other programs. We intend to use the remainder for our additional research and development activities, as well as for capital expenditures, working capital and general corporate purposes. There has been no material change in our intended use of proceeds from our IPO as described in the final prospectus for our IPO filed with the SEC pursuant to Rule 424(b) under the Securities Act on July 17, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the fiscal quarter ended June 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

The exhibits filed or furnished as part of this Quarterly Report are set forth below.

Exhibit Number	Description of Exhibit

2.1

Contribution and Exchange Agreement, effective July 13, 2023, by and among the Company and the Unit Holders named therein (filed with the SEC as Exhibit 2.1 to the Company’s Form 10-Q filed on August 28, 2023).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed with the SEC as Exhibit 3.1 to the Company’s Form 10-Q filed on August 28, 2023).

3.2	Amended and Restated Bylaws of the Registrant (filed with the SEC as Exhibit 3.2 to the Company’s Form 10-Q filed on August 28, 2023).

4.1	Form of Common Stock Certificate of the Registrant (filed with the SEC as Exhibit 4.1 to the Company’s Form S-1/A filed on July 3, 2023).

4.2	Registration Rights Agreement, dated July 13, 2023, by and among the Company and the Investors named therein (filed with the SEC as Exhibit 4.2 to the Company’s Form 10-Q filed on August 28, 2023).

10.1*#	TSLP License Agreement, dated August 9, 2024 by and between Paragon Therapeutics, Inc. and Apogee Therapeutics, Inc.

31.1*	Certification of the principal executive officer pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the principal financial officer pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934

32.1*(1)	Certification of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a‑14(b) under the Securities Exchange Act of 1934

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Apogee Therapeutics, Inc.

Date: August 11, 2025	By:	/s/ Michael Henderson, M.D.
Michael Henderson, M.D. Chief Executive Officer (principal executive officer)

Date: August 11, 2025	By:	/s/ Jane Pritchett Henderson
Jane Pritchett Henderson Chief Financial Officer (principal financial and accounting officer)