Form 10-Q
period 2025-09-30
Apogee Therapeutics, Inc.
filed 2025-11-10
CIK 1974640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 3, 2025, the registrant had 68,320,229 shares of common stock, $0.00001 par value per share, outstanding, comprising 54,833,587 shares of voting common stock, $0.00001 par value per share, and 13,486,642 shares of non-voting common stock, $0.00001 par value per share.

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

There are a number of risks, uncertainties and other factors that could cause our actual results to differ materially from the forward-looking statements expressed or implied in this Quarterly Report. Such risks, uncertainties and other factors include, among others, the following:

•
our plans to develop and commercialize our product candidates for the treatment of atopic dermatitis, asthma, eosinophilic esophagitis, chronic obstructive pulmonary disease, and related inflammatory and immunology indications with high unmet need;
•
our ability to obtain funding for our operations, including funding necessary to complete the development and commercialization of our product candidates;
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
•
our plans regarding, and our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
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

PART I – FINANCIAL INFORMATION

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)

	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Assets
Current assets:
Cash and cash equivalents	$107,914	$141,789
Marketable securities	419,375	378,864
Prepaid expenses and other current assets	12,808	9,060
Total current assets	540,097	529,713
Long-term marketable securities	61,640	210,416
Property and equipment, net	6,032	1,959
Right-of-use asset, net	9,646	11,365
Other non-current assets	8,744	498
Total assets	$626,159	$753,951
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$376	$1,071
Lease liability	4,079	3,234
Accrued expenses and other current liabilities	29,592	24,255
Total current liabilities	34,047	28,560
Long-term liabilities:
Lease liability, net of current	5,774	8,597
Total liabilities	39,821	37,157
Commitments and contingencies (Note 9)
Stockholders' equity:
Common Stock; $0.00001 par value, 400,000,000 authorized, 60,147,727 issued and 59,315,738 outstanding as of September 30, 2025; 400,000,000 authorized, 59,478,725 issued and 58,062,898 outstanding as of December 31, 2024	1	1
Additional paid-in capital	1,077,681	1,021,794
Accumulated other comprehensive income	1,028	915
Accumulated deficit	(492,372)	(305,916)
Total stockholders’ equity	586,338	716,794
Total liabilities and stockholders’ equity	$626,159	$753,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
Operating expenses:
Research and development (1)	$54,178	$45,714	$156,268	$107,636
General and administrative	17,100	12,972	51,271	33,353
Total operating expenses	71,278	58,686	207,539	140,989
Loss from operations	(71,278)	(58,686)	(207,539)	(140,989)
Other income, net:
Interest income, net	6,318	9,668	21,299	26,061
Total other income, net	6,318	9,668	21,299	26,061
Net loss before taxes	(64,960)	(49,018)	(186,240)	(114,928)
Provision for income taxes	(61)	—	(216)	—
Net loss after taxes	$(65,021)	$(49,018)	$(186,456)	$(114,928)
Net loss per share, basic and diluted	$(1.11)	$(0.86)	$(3.19)	$(2.11)
Weighted-average common shares outstanding, basic and diluted	58,773,731	56,795,544	58,467,901	54,508,496

(1)
Includes no related party amounts for the three months ended September 30, 2025 and $130 for the nine months ended September 30, 2025. Includes related party amounts of $2,447 and $11,125 for the three and nine months ended September 30, 2024, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
Net loss	$(65,021)	$(49,018)	$(186,456)	$(114,928)
Unrealized gain on marketable securities, net of tax	343	3,559	113	2,941
Comprehensive loss	$(64,678)	$(45,459)	$(186,343)	$(111,987)

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2024	58,062,898	$1	$1,021,794	$(305,916)	$915	$716,794
Vesting of restricted stock	213,104	—	—	—	—	—
Issuance of common stock upon exercise of stock options	28,799	—	622	—	—	622
Equity-based compensation expense	—	—	11,126	—	—	11,126
Unrealized gain on marketable securities, net of tax	—	—	—	—	159	159
Net loss	—	—	—	(55,339)	—	(55,339)
Balance at March 31, 2025	58,304,801	$1	$1,033,542	$(361,255)	$1,074	$673,362
Vesting of restricted stock	213,031	—	—	—	—	—
Issuance of common stock upon exercise of stock options	21,123	—	384	—	—	384
Issuance of common stock under employee stock purchase plan	21,570	—	796	—	—	796
Equity-based compensation expense	—	—	11,344	—	—	11,344
Unrealized loss on marketable securities, net of tax	—	—	—	—	(389)	(389)
Net loss	—	—	—	(66,096)	—	(66,096)
Balance at June 30, 2025	58,560,525	$1	$1,046,066	$(427,351)	$685	$619,401
Vesting of restricted stock	212,026	—	—	—	—	—
Common stock issued, net of issuance costs of $618, under at the market equity offering program ("ATM")	527,437		19,382	—	—	19,382
Issuance of common stock upon exercise of stock options	15,750	—	356	—	—	356
Equity-based compensation expense	—	—	11,877	—	—	11,877
Unrealized gain on marketable securities, net of tax	—	—	—	—	343	343
Net loss	—	—	—	(65,021)	—	(65,021)
Balance at September 30, 2025	59,315,738	$1	$1,077,681	$(492,372)	$1,028	$586,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2023	48,338,769	$—	$503,354	$(123,770)	$329	$379,913
Common stock issued, net of issuance costs of $33,045	7,790,321	1	449,954	—	—	449,955
Vesting of restricted stock	237,665	—	—	—	—	—
Issuance of common stock upon exercise of stock options	1,047	—	24	—	—	24
Equity-based compensation expense	—	—	4,186	—	—	4,186
Unrealized loss on marketable securities, net of tax	—	—	—	—	(506)	(506)
Net loss	—	—	—	(32,094)	—	(32,094)
Balance at March 31, 2024	56,367,802	$1	$957,518	$(155,864)	$(177)	$801,478
Vesting of restricted stock	292,477	—	—	—	—	—
Issuance of common stock upon exercise of stock options	628	—	14	—	—	14
Issuance of common stock under employee stock purchase plan	15,558	—	377	—	—	377
Equity-based compensation expense	—	—	5,698	—	—	5,698
Unrealized loss on marketable securities, net of tax	—	—	—	—	(112)	(112)
Net loss	—	—	—	(33,816)	—	(33,816)
Balance at June 30, 2024	56,676,465	$1	$963,607	$(189,680)	$(289)	$773,639
Vesting of restricted stock	203,465	—	—	—	—	—
Issuance of common stock upon exercise of stock options	19,365	—	383	—	—	383
Equity-based compensation expense	—	—	5,839	—	—	5,839
Unrealized gain on marketable securities, net of tax	—	—	—	—	3,559	3,559
Net loss	—	—	—	(49,018)	—	(49,018)
Balance at September 30, 2024	56,899,295	$1	$969,829	$(238,698)	$3,270	$734,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(186,456)	$(114,928)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	1,012	113
Equity-based compensation expense	34,347	15,723
Amortization of discounts on marketable securities	(5,759)	(9,255)
Non-cash lease expense	2,718	933
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,748)	(5,484)
Other non-current assets	(8,540)	(113)
Accounts payable	(695)	73
Operating lease liability	(2,977)	(736)
Accrued expenses	5,337	10,214
Net cash used in operating activities	(164,761)	(103,460)
Cash flows from investing activities:
Purchases of marketable securities	(253,212)	(588,866)
Maturities of marketable securities	367,349	243,190
Purchases of property and equipment	(5,085)	(1,153)
Net cash provided by (used in) investing activities	109,052	(346,829)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	449,955
Proceeds from issuance of common stock under the ATM, net of issuance costs	19,382	—
Proceeds from exercise of options and employee stock purchase plan purchases	2,158	798
Net cash provided by financing activities	21,540	450,753
(Decrease) increase in cash, cash equivalents and restricted cash	(34,169)	464
Cash, cash equivalents and restricted cash, beginning of period	142,083	118,610
Cash, cash equivalents and restricted cash, end of period	$107,914	$119,074
Supplemental disclosures of non-cash activities:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$999	$10,842
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$107,914	$118,780
Restricted cash	—	294
Total	$107,914	$119,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
Nature of the Business

Apogee Therapeutics, Inc., together with its consolidated subsidiary (collectively, “Apogee” or the “Company”), is a clinical-stage biotechnology company advancing optimized, novel biologics with the potential for differentiated efficacy and dosing in the largest inflammatory and immunology (“I&I”) markets, including for the treatment of atopic dermatitis (“AD”), asthma, eosinophilic esophagitis (“EoE”), chronic obstructive pulmonary disease (“COPD”), and other I&I indications. Apogee’s antibody programs are designed to overcome limitations of existing therapies by targeting well-established mechanisms of action and incorporating advanced antibody engineering to optimize half-life and other properties.

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

In November 2022, the Company exercised its option available under the 2022 Option Agreement with respect to the IL-13 Research Program (as defined below) and, in April 2023, the Company exercised its options available under the 2022 Option Agreement with respect to the IL-4Rα Research Program and the OX40L Research Program. Upon such exercises, the parties entered into associated license agreements for each target. Under the terms of each license agreement, Paragon granted to the Company an exclusive, worldwide, royalty-bearing, sublicensable right and license with respect to certain information, patent rights and sequence information related to antibodies directed at the respective target to use, make, sell, import, export and otherwise exploit the antibodies directed at the respective target. In August 2024, the Company exercised its option under the 2023 Option Agreement with respect to the TSLP Research Program. The Company is solely responsible for the development, manufacture and commercialization of IL-13, IL-4Rα, OX40L and TSLP product candidates and products at its own cost and expense.

In July 2023, the Company completed its IPO, pursuant to which it issued and sold an aggregate of 20,297,500 shares of its common stock (inclusive of 2,647,500 shares pursuant to the exercise of the underwriters’ overallotment option in full) at the IPO price of $17.00 per share for net cash proceeds of $315.4 million, after deducting underwriting discounts and commissions and other offering expenses. The shares of Apogee Therapeutics, Inc. began trading on the Nasdaq Global Market on July 14, 2023, under the symbol APGE. On March 12, 2024, the Company issued and sold an aggregate of 7,790,321 shares of its common stock (inclusive of 1,016,128 shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $62.00 per share, for aggregate net proceeds of $450.0 million after deducting underwriting discounts and commissions and other offering expenses. On October 10, 2025, the Company announced the closing of an underwritten public offering. The Company issued and sold 8,048,782 shares of its common stock, including the full exercise of the underwriters’ option to purchase 1,097,561 additional shares, at a public offering price of $41.00 per share and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to 365,853 shares of common stock at a price of $40.99999 per warrant (the “October 2025 Offering”). The pre-funded warrants have an exercise price of $0.00001 per share and are exercisable immediately. The net proceeds from the October 2025 Offering, including proceeds from the exercise in full of the underwriters’ option to purchase additional shares, were approximately $324.1 million, after deducting underwriting discounts and commissions and other offering expenses.

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

As a result, the Company will need substantial additional funding to support its continued operations and growth strategy. Until such a time as the Company can generate significant revenue from product sales, if ever, the Company expects to finance its operations through the sale of equity, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. The Company may be unable to raise additional funds or enter into such other agreements on favorable terms, or at all. If the Company fails to raise capital or enter into such agreements as, and when, needed, the Company may have to significantly delay, scale back or discontinue the development and commercialization of one or more of its product candidates.

Company Liquidity

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued. The Company had an accumulated deficit of $492.4 million as of September 30, 2025. Further, the Company incurred a net loss of $186.5 million and experienced negative cash flows from operations of $164.8 million for the nine months ended September 30, 2025. Based on the Company’s current operating plan, it estimates that its cash and cash equivalents of $107.9 million, marketable securities of $419.4 million and long-term marketable securities of $61.6 million as of September 30, 2025, will be sufficient to enable the Company to fund its operating expenses and capital requirements through at least the next 12 months from the issuance of these consolidated financial statements.

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

Items measured at fair value on a recurring basis as of September 30, 2025 include cash equivalents and marketable securities (Notes 3 and 4). The carrying amounts reflected in the accompanying consolidated balance sheets for prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

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

The Company evaluates whether an equity award should be classified and accounted for as a liability award or equity award for all equity-based compensation awards granted. As of September 30, 2025, all of the Company’s equity-based awards were equity classified. Forfeitures are recognized as they occur. The Company classifies equity-based compensation expense in the accompanying consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified, as applicable.

Concentrations of Credit Risk and Significant Suppliers

Financial instruments that potentially expose the Company to credit risk primarily consist of cash, cash equivalents and marketable securities. The Company’s investment portfolio is comprised of money market funds, debt securities issued by U.S. government and corporate debt securities. The Company maintains its deposits with accredited financial institutions and, consequently, the Company does not believe it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Bank accounts in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2025 and December 31, 2024, predominantly all of the Company’s primary operating accounts significantly exceeded the FDIC limits.

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

Off-Balance Sheet Arrangements

As of September 30, 2025 and December 31, 2024, the Company had no off-balance sheet risks such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

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

3.
Marketable Securities

The following is a summary of the Company’s investing portfolio (in thousands):

	AS OF SEPTEMBER 30, 2025
		UNREALIZED
	COST	GAINS	LOSSES	FAIR VALUE
Marketable securities
Maturities within one year:
U.S. treasury securities	$162,054	$223	$(2)	$162,275
Debt securities issued by U.S. government agencies	100,577	439	—	101,016
Commercial paper	51,758	23	—	51,781
Corporate debt securities	104,192	117	(6)	104,303
Total maturities within one year	418,581	802	(8)	419,375
Maturities between one and two years:
U.S. treasury securities	$52,515	$209	$(4)	$52,720
Debt securities issued by U.S. government agencies	4,453	19	—	4,472
Corporate debt securities	4,438	11	(1)	4,448
Total maturities between one and two years	61,406	239	(5)	61,640
Total marketable securities	$479,987	$1,041	$(13)	$481,015

	AS OF DECEMBER 31, 2024
		UNREALIZED
	COST	GAINS	LOSSES	FAIR VALUE
Marketable securities:
Maturities within one year:
U.S. treasury securities	$158,332	$469	$(34)	$158,767
Debt securities issued by U.S. government agencies	115,425	169	—	115,594
Commercial paper	35,508	49	—	35,557
Corporate debt securities	68,831	146	(31)	68,946
Total maturities within one year	378,096	833	(65)	378,864
Maturities between one and two years:
U.S. treasury securities	$90,330	$109	$(271)	$90,168
Debt securities issued by U.S. government agencies	102,707	470	(75)	103,102
Corporate debt securities	17,232	—	(86)	17,146
Total maturities between one and two years	210,269	579	(432)	210,416
Total marketable securities	$588,365	$1,412	$(497)	$589,280

As of September 30, 2025, the Company had 23 securities with a total fair market value of $52.2 million in an unrealized loss position. The Company does not intend to sell its investments before recovery of the amortized cost basis of its debt securities at maturity and no allowance for credit losses was recorded as of September 30, 2025 and December 31, 2024. Securities are evaluated at the end of each reporting period. The Company did not record any impairment related to its marketable securities during the nine months ended September 30, 2025 and 2024.

4.
Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a reoccurring basis and indicates the level of fair value hierarchy utilized to determine such values (in thousands):

	AS OF SEPTEMBER 30, 2025
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash equivalents:
Money market funds	$82,683	$—	$—	$82,683
Commercial paper	—	15,721	—	15,721
Marketable securities:
U.S. treasury securities	214,995	—	—	214,995
Debt securities issued by U.S. government agencies	—	105,488	—	105,488
Commercial paper	—	51,781	—	51,781
Corporate debt securities	—	108,751	—	108,751
Total	$297,678	$281,741	$—	$579,419

	AS OF DECEMBER 31, 2024
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash equivalents:
Money market funds	$132,491	$—	$—	$132,491
Marketable securities:
U.S. treasury securities	248,935	—	—	248,935
Debt securities issued by U.S. government agencies	—	218,696	—	218,696
Commercial paper	—	35,557	—	35,557
Corporate debt securities	—	86,092	—	86,092
Total	$381,426	$340,345	$—	$721,771

5.
Prepaids and Other Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Prepaid expenses	$7,410	$2,621
Interest receivable	4,479	4,697
Other current assets	919	1,742
Total	$12,808	$9,060

As of September 30, 2025, the Company had no restricted cash. As of December 31, 2024, the Company had restricted cash of $0.3 million held as a letter of credit for the benefit of a clinical research organization. The related letter of credit was classified within other non-current assets on the consolidated balance sheet as of December 31, 2024.

As of September 30, 2025, the Company had $8.5 million in long-term prepayments, made in conjunction with the Company's research and development activities, classified within other non-current assets. As of December 31, 2024, the Company had no long-term prepayments.

6.
Property and Equipment, net

Property and Equipment, net consisted of the following (in thousands):

	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Lab equipment	$1,407	$1,285
Leasehold improvements	3,075	863
Furniture and fixtures	1,760	—
IT equipment	992	—
Less: Accumulated depreciation	(1,202)	(189)
Total	$6,032	$1,959

The Company recognized $0.4 million and $1.0 million of depreciation expense for the three and nine months ended September 30, 2025, respectively. The Company recognized an immaterial amount of depreciation expense for the three months ended September 30, 2024 and $0.1 million of depreciation expense for the nine months ended September 30, 2024.

7.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Accrued external research and development expenses	$7,371	$4,957
Accrued manufacturing expenses	7,835	15,505
Accrued employee compensation	12,682	1,895
Accrued other	1,704	1,898
Total	$29,592	$24,255

8.
Other Significant Agreements

Paragon Option and License Agreements

For the three months ended September 30, 2025, the Company had no research and development expense in connection with services provided by Paragon under the Option and License Agreements. For the nine months ended September 30, 2025, the Company recognized $0.1 million of research and development expense in connection with services provided by Paragon under the Option and License Agreements. For the three and nine months ended September 30, 2024, the Company recognized $2.4 million and $11.1 million, respectively, of research and development expense in connection with services provided by Paragon under the Option and License Agreements.

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

Biologics Master Services Agreement — WuXi Biologics (Hong Kong) Limited

In June 2022, Paragon and WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”) entered into a biologics master services agreement (the “WuXi Biologics MSA”), which was subsequently novated to the Company by Paragon in the second quarter of 2023. The WuXi Biologics MSA governs all development activities and GMP manufacturing and testing for APG777, APG990, APG333 and APG808, as well as potential future product candidates, on a work order basis. Under the WuXi Biologics MSA, the Company is obligated to pay WuXi Biologics a service fee and all non-cancellable obligations in the amount specified in each work order associated with the agreement for the provision of services.

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

For the three and nine months ended September 30, 2025, the Company recognized $1.6 million and $6.1 million, respectively, of research and development expense in connection with the WuXi Biologics MSA. For the three and nine months ended September 30, 2024, the Company recognized $14.7 million and $27.9 million, respectively, of research and development expense in connection with the WuXi Biologics MSA.

Cell Line License Agreement — WuXi Biologics (Hong Kong) Limited

In June 2022, Paragon and WuXi Biologics entered into a cell line license agreement (the “Cell Line License Agreement”), which was subsequently novated to the Company by Paragon in the second quarter of 2023. Under the Cell Line License Agreement, the Company received a non-exclusive, worldwide, sublicensable license to certain of WuXi Biologics’ know-how, cell line, biological materials (the “WuXi Biologics Licensed Technology”) and media and feeds to make, have made, use, sell and import certain therapeutic products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the “WuXi Biologics Licensed Products”). Specifically, the WuXi Biologics Licensed Technology is used to manufacture the Company’s APG777, APG990, APG333 and APG808 product candidates.

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

For the three and nine months ended September 30, 2025, the Company recognized $5.0 million and $12.4 million, respectively, of research and development expense in connection with the Samsung Biologics MSA.

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

Indemnification Agreements

The Company enters into standard indemnification agreements and/or indemnification sections in other agreements in the ordinary course of business. Pursuant to the agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. There is no limit to the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. As of September 30, 2025, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company was not aware of any claims under these indemnification arrangements as of September 30, 2025 and December 31, 2024.

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

In August 2024, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), pursuant to which the Company may offer and sell shares of common stock up to a maximum aggregate offering price of $300.0 million through an at-the-market offering program. The Sales Agent will be entitled to compensation at a commission of up to 3.0% of the aggregate gross sales price per share sold under the Sale Agreement, unless otherwise agreed to by the Sales Agent and the Company under the Sale Agreement. In December 2024, the Company sold 926,049 shares of common stock under the Sale Agreement at a price per share of $48.50. During the three months ended September 30, 2025, the Company sold 527,437 shares of common stock under the ATM for gross proceeds of $20.0 million, less commissions and other offering expenses of $0.6 million. As of September 30, 2025, $235.1 million remained available for sale under the Sale Agreement.

See Note 16 for information on common stock issued in conjunction with the October 2025 Offering.

As of September 30, 2025, 60,147,727 and 59,315,738 shares of common stock were issued and outstanding, respectively. The 60,147,727 shares of common stock issued are comprised of 46,661,085 shares of voting common stock and 13,486,642 shares of non-voting common stock. As of September 30, 2025, there were 831,989 shares of unvested restricted common stock included within the shares of common stock issued.

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

11.
Equity-Based Compensation

Restricted Common Stock

Concurrent with the Reorganization, all outstanding incentive units were exchanged into 3,469,546 shares of common stock, of which 2,779,358 were unvested restricted common stock. The following table provides a summary of the unvested restricted common stock award activity during the nine months ended September 30, 2025:

	NUMBER OF SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE PER SHARE
Unvested restricted common stock as of December 31, 2024	1,415,827	$5.30
Vested	(583,341)	$4.98
Forfeited	(497)	$13.08
Unvested restricted common stock as of September 30, 2025	831,989	$5.52

The fair value of restricted stock vested during the three and nine months ended September 30, 2025 was $1.0 million and $2.9 million, respectively.

Stock Options and Restricted Stock Units

In July 2023, in connection with the IPO, the Company’s Board of Directors (the “Board”) and stockholders approved the 2023 Equity Incentive Plan (the “2023 Plan”), which became effective on the date of the effectiveness of the registration statement for the IPO. The 2023 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards. As of September 30, 2025, the number of shares of common stock available for future grants under the 2023 Plan is equal to 6,041,663 shares of common stock. The number of shares available for grant and issuance under the 2023 Plan will be automatically increased on January 1 of each year by a number of shares equal to up to 5% of the outstanding shares of common stock on such date.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions:

	THREE MONTHS ENDED SEPTEMBER 30,	NINE MONTHS ENDED SEPTEMBER 30,
	2025	2025
Risk-free interest rate	3.8% - 4.1%	3.8% - 4.4%
Expected dividend yield	0.0%	0.0%
Expected term (in years)	6.0 - 6.25	5.5 - 6.25
Expected volatility	74.3% - 74.7%	74.3% - 75.5%

The following table provides a summary of stock option activity during the nine months ended September 30, 2025:

	OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding as of December 31, 2024	5,155,414	$35.12	9.4	$61,506
Granted	810,997	$39.05	—	—
Exercised	(65,672)	$20.74	—	—
Forfeited	(211,940)	$32.00	—	—
Outstanding as of September 30, 2025	5,688,799	$35.96	8.8	$43,934
Exercisable as of September 30, 2025	1,670,334	$30.27	8.4	$20,354

The fair value of options vested during the three and nine months ended September 30, 2025 was $10.5 million and $28.3 million, respectively.

The following table provides a summary of the unvested restricted stock unit activity under the 2023 Plan during the nine months ended September 30, 2025:

	NUMBER OF SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE PER SHARE
Unvested restricted stock units as of December 31, 2024	267,564	$38.48
Vested	(54,820)	36.63
Forfeited	(16,612)	36.34
Unvested restricted stock units as of September 30, 2025	196,132	$39.18

The fair value of restricted stock units vested during the three and nine months ended September 30, 2025 was $0.6 million and $2.0 million, respectively.

2023 Employee Stock Purchase Plan

In July 2023, the Board adopted and the Company’s stockholders approved the 2023 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 13, 2023. The ESPP provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of the Company's common stock, subject to any plan limitations. The purchase period under the ESPP has a duration of six months, and the purchase price with respect to each purchase period is equal to 85% of the lesser of (i) the fair market value of the Company's common stock at the commencement of the applicable six-month purchase period or (ii) the fair market value of the Company's common stock on the exercise date. As of September 30, 2025, 49,221 shares have been issued under the ESPP and 1,493,797 shares remain available for issuance.

The following table presents the classification of equity-based compensation expense related to equity awards granted to employees, managers, executives, and service providers (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
Research and development expense	$5,730	$2,464	$16,640	$6,548
General and administrative expense	6,147	3,375	17,707	9,175
Total	$11,877	$5,839	$34,347	$15,723

As of September 30, 2025, the total unrecognized compensation expense related to the Company’s stock options, unvested restricted stock and ESPP was $118.0 million, which the Company expects to recognize over a weighted-average period of approximately 2.5 years.

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

12.
Related Parties

Under the Option Agreements and the License Agreements, Paragon, a stockholder of the Company that was founded by a Series A Preferred Unit investor, received upfront consideration in the form of common units, is entitled to receive milestone and royalty payments upon specific conditions and receives payments from the Company for providing ongoing services under the agreements (see Note 8). As of September 30, 2025, the Company had no amounts due to Paragon. As of December 31, 2024, $0.1 million was due to Paragon. For the three months ended September 30, 2025, the Company incurred no research and development expenses with Paragon and $0.1 million for the nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, the Company incurred research and development expenses of $2.4 million and $11.1 million, respectively, with Paragon.

13.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(65,021)	$(49,018)	$(186,456)	$(114,928)
Net loss attributable to common stockholders, basic and diluted	$(65,021)	$(49,018)	$(186,456)	$(114,928)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	58,773,731	56,795,544	58,467,901	54,508,496
Net loss per share attributable to common stockholders, basic and diluted	$(1.11)	$(0.86)	$(3.19)	$(2.11)

The following potential common shares, presented based on amounts outstanding at period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the period indicated because including them would have been anti-dilutive:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
Stock options	5,688,799	3,279,206	5,688,799	3,279,206
Unvested restricted common stock	831,989	1,610,288	831,989	1,610,288
Unvested restricted stock units	196,132	117,097	196,132	117,097
Potential shares issuable under the ESPP	17,080	8,289	17,080	8,289
Total	6,734,000	5,014,880	6,734,000	5,014,880

14.
Operating Leases

In November 2023, the Company entered into a lease agreement for lab space. In June 2024, the agreement was amended to expand the space and extend the lease term through November 2026, with the option to extend for one year. In January 2025, the agreement was amended to further expand the space. As of September 30, 2025, the remaining lease term was 1.2 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 9.1%.

In September 2024, the Company entered into a lease agreement for office space. The lease term is five years with two one-year options to extend. As of September 30, 2025, the remaining lease term was 4.0 years and the incremental borrowing rate used to determine the operating lease liability was 6.0%.

As of September 30, 2025, total current and non-current operating lease liabilities were $4.1 million and $5.8 million, respectively. The Company incurred lease expense of $1.1 million and $3.3 million for the three and nine months ended September 30, 2025, respectively. The Company incurred lease expense of $0.6 million and $1.3 million for the three and nine months ended September 30, 2024, respectively.

15.
Segment Information

The Company has one operating segment and one reporting unit. The Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of assessing performance and allocating resources. All of the Company’s assets are located in the United States.

The following table summarizes the Company’s segment information for the periods presented (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
Operating expenses(1):
Research and development personnel-related (excluding equity-based compensation)	$16,232	$9,556	$47,633	$23,241
External research and development costs - APG777	22,480	14,700	59,103	28,758
External research and development costs - APG990 / APG279	3,760	5,123	10,948	17,238
External research and development costs - APG333 / APG273	1,006	8,303	4,625	15,758
External research and development costs - APG808	476	2,093	3,253	8,265
External-discovery related costs and other	4,419	3,427	13,853	7,715
General and administrative personnel-related (excluding equity-based compensation)	6,315	3,819	18,417	10,451
General and administrative operations(2)	4,307	5,777	14,348	13,726
Equity-based compensation	11,877	5,840	34,347	15,724
Depreciation expense	406	48	1,012	113
Interest income	(6,318)	(9,668)	(21,299)	(26,061)
Provision for income taxes	61	—	216	—
Consolidated net loss	$65,021	$49,018	$186,456	$114,928
(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)
General and administrative operations are comprised of finance, investor relations, business development, human resources, legal, facilities & IT, and certain overhead expenses.

16.
Subsequent Events

The Company evaluated subsequent events through the date on which these financial statements were issued to ensure that these condensed consolidated financial statements include appropriate disclosure of events both recognized in the financial statements as of September 30, 2025 and events which occurred subsequently but not recognized in the financial statements. No subsequent events have occurred that require disclosure, except as disclosed below.

On October 10, 2025, the Company announced the closing of an underwritten public offering. The Company issued and sold 8,048,782 shares of its common stock, including the full exercise of the underwriters’ option to purchase 1,097,561 additional shares, at a public offering price of $41.00 per share and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to 365,853 shares of common stock at a price of $40.99999 per warrant (the “October 2025 Offering”). The pre-funded warrants have an exercise price of $0.00001 per share and are exercisable immediately.

The net proceeds from the October 2025 Offering, including proceeds from the exercise in full of the underwriters’ option to purchase additional shares, were approximately $324.1 million, after deducting underwriting discounts and commissions and other offering expenses.

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

Our pipeline comprises multiple antibody programs being developed initially for the treatment of I&I indications as monotherapies and combinations, including APG777, APG279, APG273, APG990, APG333 and APG808. With four validated targets in our portfolio, we are seeking to achieve best-in-class efficacy and dosing through monotherapies and combinations of our novel antibodies. Based on a broad pipeline and depth of expertise, we believe we can deliver value and meaningful benefit to patients underserved by today’s standard of care. We believe each of our programs has potential for broad application across multiple I&I indications.

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

All Part A patients that benefited from treatment in the induction arm will have the opportunity to continue to APG777 maintenance treatment, which will evaluate three and six-month dosing intervals. In February 2025, we also announced that we had commenced dosing of the Part B portion of the APEX Phase 2 trial, and, in October 2025, we announced that we had increased the expected patient population to 320 patients. We expect to complete enrollment in the Part B portion of the APEX Phase 2 trial by the end of 2025. Part B is testing a higher and a lower dose of APG777. We anticipate topline maintenance data from Part A in the first quarter of 2026, 16-week topline induction data from Part B in the second quarter of 2026 and initiation of a Phase 3 trial in AD in the second half of 2026.

In April 2025, we initiated a Phase 1b trial in patients with asthma with topline results expected in the first quarter of 2026. Results from this trial, in addition to topline induction data from the Part B portion of the APEX Phase 2 trial in AD, will allow us to determine dose selections for further expansion indications in 2027 and beyond, including but not limited to asthma and EoE. We expect to announce plans for Phase 2b trials in asthma and EoE in 2026. Based on our clinical data, we expect to further evaluate additional opportunities to develop APG777 for other I&I indications, including alopecia areata, chronic rhinosinusitis with nasal polyps (“CRSwNP”), chronic spontaneous urticaria, and prurigo nodularis.

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

APG333 – anti-TSLP antibody, same mechanism of action as TEZPIRE (tezepelumab) and APG273, a potential combination therapy of APG777 + APG333

APG333 is a novel, SQ extended half-life mAb targeting thymic stromal lymphopoietin (“TSLP”), an epithelial cell-derived cytokine that has emerged as an attractive, clinically validated target for the treatment of I&I indications because the target plays an important role in promoting immune cell recruitment and activation. In addition, a TSLP-targeting mAb may be used in combination with other mAbs for potentially greater efficacy in broader populations. TSLP inhibition has been clinically validated, with one approved product on the market for the treatment of severe asthma without biomarker or phenotype restrictions.

In December 2024, we initiated a Phase 1 clinical trial of APG333 in healthy volunteers, and in November 2025, we announced positive interim safety, PK and PD results from the clinical trial. APG333 demonstrated a half-life of approximately 55 days, supporting the potential for every three- and six- month dosing. In addition, key biomarkers of eosinophils and IL-5 showed depth of suppression in line with TSLP analogs and durability out to 6 months (limit of available follow-up).

APG333, with single doses of up to 1,000 mg, was well tolerated across the four cohorts. The most common TEAEs occurring in ≥10% of APG333 treated participants were headache and upper respiratory tract infection. TEAEs were generally mild and self-limited and there were no dose dependent trends in TEAEs seen. There were no Grade 3 TEAEs or severe adverse events; and no adverse events led to study discontinuation.

The Phase 1 interim clinical trial results support development of a quarterly or less frequently dosed co-formulation of APG273 (APG777+APG333) for respiratory indications.

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

Funding and Capital Resources

Since our inception in February 2022, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business and scientific planning, conducting discovery and research activities, acquiring product programs, establishing and protecting our intellectual property portfolio, developing and progressing our pipeline, establishing arrangements with third parties for the manufacture of our product candidates and component materials, and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from the issuance of preferred units and sale of common stock. Prior to our IPO, we received gross proceeds of $169.0 million from sales of our preferred units. On July 13, 2023, our Registration Statement on Form S-1, as amended (File Nos. 333-272831 and 333-273236) (the “IPO Registration Statement”), relating to our IPO was declared effective by the SEC. Pursuant to the IPO Registration Statement, we issued and sold an aggregate of 20,297,500 shares of common stock (inclusive of 2,647,500 shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $17.00 per share, for aggregate net proceeds of $315.4 million after deducting underwriting discounts and commissions and other offering expenses.

On March 7, 2024, our Registration Statement on Form S-1, as amended (File Nos. 333-277664 and 333-277763) (the “2024 Registration Statement”), relating to our public offering (the “March 2024 Offering”) was declared effective by the SEC. Pursuant to the 2024 Registration Statement, we issued and sold an aggregate of 7,790,321 shares of common stock (inclusive of 1,016,128 shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $62.00 per share, for aggregate net proceeds of $450.0 million after deducting underwriting discounts and commissions and other offering expenses.

On October 10, 2025, pursuant to our Registration Statement on Form S-3, which became effective in August 2024 (File No 333-281503), we issued and sold an aggregate of 8,048,782 shares of common stock (inclusive of 1,097,561 shares of common stock pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $41.00 per share, and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to 365,853 shares of common stock at a public offering price of $40.99999 per pre-funded warrant (the “October 2025 Offering”). The pre-funded warrants have an exercise price of $0.00001 per share and are exercisable immediately. The aggregate net proceeds from the offering were $324.1 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

We have incurred significant operating losses since inception. Our ability to generate sufficient product revenue to achieve profitability will depend heavily on the successful development and eventual commercialization of any product candidates we may develop. We generated a net loss of $186.5 million for the nine months ended September 30, 2025. As of September 30, 2025, we had an accumulated deficit of $492.4 million. We expect to continue to incur significantly increased expenses for the foreseeable future if and as we:

•
advance our programs, APG777, APG279, APG273, APG990, APG333 and APG808, into and through clinical trials and regulatory approval prior to commercialization;
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
•
seek marketing approvals for any product candidates for which we successfully complete clinical trials;
•
develop, maintain and enhance a sustainable, scalable, reproducible and transferable manufacturing process for our product candidates;
•
ultimately establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
•
add operational, financial and management information systems and personnel, including personnel to support our product development;
•
acquire or in-license product candidates or programs, intellectual property and technologies;
•
establish and maintain our current and any future collaborations, including making royalty, milestone or other payments thereunder; and
•
operate as a public company.

We will not generate revenue from product sales unless and until we successfully initiate and complete clinical development and obtain regulatory approval for any product candidates. If we obtain regulatory approval for any of our product candidates and do not enter into a commercialization partnership, we expect to incur significant expenses related to developing our commercialization capability to support product sales, manufacturing, marketing, and distribution. Further, we expect to incur additional costs associated with operating as a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with compliance with exchange listing and SEC requirements, director and officer insurance costs and investor and public relations costs.

As a result, we will need substantial additional funding to support our continued operations and growth strategy. Until such a time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including licensing arrangements, royalty financings, collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates.

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

We expect that our cash and cash equivalents of $107.9 million, marketable securities of $419.4 million and long-term marketable securities of $61.6 million as of September 30, 2025, in addition to the $324.1 million in net proceeds from the October 2025 Offering, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. See “Liquidity and Capital Resources” for further information.

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

Pursuant to the terms of the 2023 Option Agreement, the parties may initiate Research Programs. Each Research Program will be aimed at discovering, generating, identifying and/or characterizing antibodies directed to the respective target. For each Research Program, the parties must establish a Research Plan. In January 2024, we agreed on an initial Research Plan with Paragon that outlined the services that will be performed commencing at inception of the arrangement related to TSLP. Our exclusive option with respect to each Research Program is exercisable at our sole discretion at any time during the period beginning on the initiation of activities under the associated Research Program and ending a specified number of days following the delivery of the data package from Paragon related to the results of the Research Plan activities. There is no payment due upon exercise of an Option pursuant to the 2023 Option Agreement.

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

Biologics Master Services Agreement - WuXi Biologics (Hong Kong) Limited

In June 2022, Paragon and WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”) entered into a biologics master services agreement (the “WuXi Biologics MSA”), which was subsequently novated to us by Paragon in the second quarter of 2023. The WuXi Biologics MSA governs all development activities and GMP manufacturing and testing for APG777, APG990, APG333 and APG808 , as well as potential future product candidates, on a work order basis. Under the WuXi Biologics MSA, we are obligated to pay WuXi Biologics a service fee and all non-cancellable obligations in the amount specified in each work order associated with the agreement for the provision of services.

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

Cell Line License Agreement — WuXi Biologics (Hong Kong) Limited

In June 2022, Paragon and WuXi Biologics entered into a cell line license agreement (the “Cell Line License Agreement”), which was subsequently novated to us by Paragon in the second quarter of 2023. Under the Cell Line License Agreement, we received a non-exclusive, worldwide, sublicensable license to certain of WuXi Biologics’ know-how, cell line, biological materials (the “WuXi Biologics Licensed Technology”) and media and feeds to make, have made, use, sell and import certain therapeutic products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the “WuXi Biologics Licensed Products”). Specifically, the WuXi Biologics Licensed Technology is used to manufacture APG777, APG990, APG333 and APG808 product candidates.

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

We expect that our general and administrative expenses will increase substantially for the foreseeable future as we increase our headcount to support the expected growth in our research and development activities and the potential commercialization of our product candidates, if approved. We also expect to continue incurring expenses associated with being a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, and investor and public relations costs.

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

Our provision for state income taxes was $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively. There was no provision for state income taxes for the three and nine months ended September 30, 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. OBBBA introduces significant changes to U.S. income-tax legislation. Key provisions affecting the Company include (i) permanent immediate expensing of domestic research and experimental expenditures starting January 1, 2025, and (ii) 100 percent bonus depreciation for qualified property placed in service after January 19, 2025. We have completed our analysis of OBBBA’s tax implications and concluded that the impact on our financial statements is immaterial.

Results of Operations

A discussion regarding our financial condition and results of operations for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 is presented below.

Comparison of the Three Months Ended September 30, 2025 and 2024

Results of Operations

The following table summarizes our consolidated statements of operations for the periods presented (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2025	2024	$ CHANGE
Operating expenses:
Research and development	$54,178	$45,714	$8,464
General and administrative	17,100	12,972	4,128
Total operating expenses	71,278	58,686	12,592
Loss from operations	(71,278)	(58,686)	(12,592)
Other income, net:
Interest income	6,318	9,668	(3,350)
Total other income, net	6,318	9,668	(3,350)
Net loss before taxes	$(64,960)	$(49,018)	$(15,942)
Provision for income taxes	(61)	—	(61)
Net loss after taxes	$(65,021)	$(49,018)	$(16,003)

Research and Development Expense

The following table summarizes our research and development expenses incurred for the periods presented (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2025	2024
External research and development costs by program:
APG777	$22,480	$14,700
APG990/APG279	3,760	5,123
APG333/APG273	1,006	8,303
APG808	476	2,093
Unallocated research and development costs:
External-discovery related costs and other	4,419	3,427
Personnel-related (excluding equity-based compensation)	16,232	9,556
Equity-based compensation	5,730	2,464
Depreciation expense	75	48
Total research and development expenses	$54,178	$45,714

Research and development expenses for the three months ended September 30, 2025 and 2024 were $54.2 million and $45.7 million, respectively. The increase of $8.5 million was primarily driven by further development of our APG777 program and increases in personnel costs and equity-based compensation, associated with the growth in our research and development team, partially offset by decreases in expenses related to the APG990/APG279, APG333/APG273 and APG808 programs.

Research and development expense related to the APG777 program increased by $7.8 million in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily driven by an increase in clinical trial-related expenses and clinical manufacturing activities to support our Phase 1 and Phase 2 clinical trials. Research and development expense related to the APG990/APG279 program decreased by $1.4 million in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to a decrease in expenses incurred under the Option Agreements and License Agreements, including a milestone payment of $2.0 million to Paragon in August 2024, related to the first dosing of human participants in a Phase 1 clinical trial, partially offset by an increase in clinical trial expenses. Research and development expense related to the APG333/APG273 program decreased by $7.3 million in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to a reduction in clinical manufacturing activities and a decrease in preclinical research and development expenses. Research and development expense related to the APG808 program decreased by $1.6 million in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily driven by a decrease in clinical manufacturing expenses.

External-discovery related costs and other expenses increased by $1.0 million in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily driven by an increase in professional service fees. Personnel-related expenses and equity-based compensation increased by $6.7 million and $3.3 million, respectively, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to increased headcount and an increase in the fair value of equity awards granted.

General and Administrative Expense

The following table summarizes our general and administrative expenses for the periods presented (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2025	2024
Personnel-related (excluding equity-based compensation)	$6,315	$3,819
Equity-based compensation	6,147	3,376
Legal and professional fees	803	2,031
Depreciation expense	331	—
Other	3,504	3,746
Total general and administrative expenses	$17,100	$12,972

General and administrative expenses for the three months ended September 30, 2025 were $17.1 million, compared to $13.0 million for the three months ended September 30, 2024. The increase of $4.1 million was primarily due to increases in personnel-related expenses and equity-based compensation of $2.5 million and $2.8 million, respectively, primarily driven by increased headcount and an increase in the fair value of equity awards granted, partially offset by a $1.2 million decrease in legal and professional fees. The increase in total general and administrative expense was the result of the expansion of our operations to support the growth in our business.

Other Income, Net

Interest income decreased $3.4 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, which was primarily related to interest on our cash, cash equivalents and marketable securities.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our consolidated statements of operations for the periods presented (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	$ CHANGE
Operating expenses:
Research and development	$156,268	$107,636	$48,632
General and administrative	51,271	33,353	17,918
Total operating expenses	207,539	140,989	66,550
Loss from operations	(207,539)	(140,989)	(66,550)
Other income, net:
Interest income	21,299	26,061	(4,762)
Total other income, net	21,299	26,061	(4,762)
Net loss before taxes	$(186,240)	$(114,928)	$(71,312)
Provision for income taxes	(216)	—	(216)
Net loss after taxes	$(186,456)	$(114,928)	$(71,528)

Research and Development Expense

The following table summarizes our research and development expenses incurred for the periods presented (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024
External research and development costs by program:
APG777	$59,103	$28,758
APG990/APG279	10,948	17,238
APG333/APG273	4,625	15,758
APG808	3,253	8,265
Unallocated research and development costs:
External-discovery related costs and other	13,853	7,715
Personnel-related (excluding equity-based compensation)	47,633	23,241
Equity-based compensation	16,640	6,548
Depreciation expense	213	113
Total research and development expenses	$156,268	$107,636

Research and development expenses for the nine months ended September 30, 2025 and 2024 were $156.3 million and $107.6 million, respectively. The increase of $48.7 million was primarily driven by further development of our APG777 program and increases in personnel costs and equity-based compensation, associated with the growth in our research and development team, partially offset by decreases in expenses related to the APG990/APG279, APG333/APG273 and APG808 programs.

Research and development expense related to the APG777 program increased by $30.3 million in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by an increase in clinical trial-related expenses and clinical manufacturing activities to support our ongoing clinical trials. Research and development expense related to the APG990/APG279 program decreased by $6.3 million in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to a reduction in clinical manufacturing activities and a decrease in expenses incurred under the Option Agreements and License Agreements, which included milestone payments of $1.0 million and $2.0 million to Paragon, related to the nomination of a development candidate in May 2024, and the first dosing of human participants in a Phase 1 clinical trial in August 2024, respectively, partially offset by an increase in clinical trial expenses. Research and development expense related to the APG333/APG273 program decreased by $11.1 million in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to a reduction in clinical manufacturing activities and a decrease in expenses incurred under the Option Agreements and License Agreements, including a payment of $2.0 million to Paragon in January 2024 for the finalization of the TSLP research plan, partially offset by an increase in clinical trial expenses. Research and development expense related to the APG808 program decreased by $5.0 million in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by a decrease in expenses incurred under the Option Agreements and License Agreements, including a milestone payment of $2.0 million to Paragon in March 2024 for the first dosing of a human patient in a Phase 1 trial, as well as decreases in clinical trial and clinical manufacturing expenses.

External-discovery related costs and other expenses increased by $6.1 million in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to increases in non-program specific research and development expenses, travel and other employee related expenses, and professional service fees. Personnel-related expenses and equity-based compensation increased by $24.4 million and $10.1 million, respectively, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to increased headcount and an increase in the fair value of equity awards granted.

General and Administrative Expense

The following table summarizes our general and administrative expenses for the periods presented (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024
Personnel-related (excluding equity-based compensation)	$18,417	$10,451
Equity-based compensation	17,707	9,176
Legal and professional fees	3,409	5,208
Depreciation expense	799	—
Other	10,939	8,518
Total general and administrative expenses	$51,271	$33,353

General and administrative expenses for the nine months ended September 30, 2025 were $51.3 million, compared to $33.4 million for the nine months ended September 30, 2024. The increase of $17.9 million was primarily due to an increase in personnel costs and equity-based compensation of $8.0 million and $8.5 million, respectively, primarily driven by increased headcount and an increase in the fair value of equity awards granted. Additionally, other expenses increased by $2.4 million, primarily due to increases in rent expense, as well as travel and other employee related expenses. The increase in total general and administrative expenses was the result of the expansion of our operations to support the growth in our business.

Other Income, Net

Interest income decreased by $4.8 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, which was primarily related to interest on our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses. We have not yet commercialized any of our product candidates, which are in various phases of early-stage development, and we do not expect to generate revenue from sales of any of our product candidates for several years, if at all. To date, we have financed our operations with the proceeds from the issuance of preferred units and the sale of common stock in our IPO, our March 2024 Offering, our ATM (as defined below) and our October 2025 Offering. As of September 30, 2025, we had cash and cash equivalents of $107.9 million, marketable securities of $419.4 million and long-term marketable securities of $61.6 million (excluding proceeds from our October 2025 Offering).

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

In August 2024, we entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), pursuant to which we may offer and sell shares of common stock up to a maximum aggregate offering price of $300.0 million, from time to time, through an at the market offering program (the “ATM”). In December 2024, we sold 926,049 shares of common stock under the ATM at a price per share of $48.50 resulting in net proceeds of $43.6 million. In the three months ended September 30, 2025, we sold 527,437 shares of common stock under the ATM for gross proceeds of $20.0 million, less commissions and other offering expenses of $0.6 million. As of September 30, 2025, $235.1 million remained available for sale under the Sale Agreement.

On October 10, 2025, pursuant to our Registration Statement on Form S-3, which became effective in August 2024 (File No 333-281503), we issued and sold an aggregate of 8,048,782 shares of common stock (inclusive of 1,097,561 shares of common stock pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $41.00 per share, and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to 365,853 shares of common stock at a public offering price of $40.99999 per pre-funded warrant. The pre-funded warrants have an exercise price of $0.00001 per share and are exercisable immediately. The aggregate net proceeds from the offering were $324.1 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024
Net cash, cash equivalents, and restricted cash provided by (used in):
Operating activities	$(164,761)	$(103,460)
Investing activities	109,052	(346,829)
Financing activities	21,540	450,753
Net (decrease) increase in cash equivalents, and restricted cash	$(34,169)	$464

Net Cash used in Operating Activities

Cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of operating assets and liabilities, which are generally attributable to timing of payments, and the related effect on certain account balances, operational and strategic decisions and contracts to which we may be a party.

For the nine months ended September 30, 2025, operating activities used $164.8 million of cash, primarily due to a net loss of $186.5 million, net changes in our operating assets and liabilities of $10.6 million and amortization of discounts on marketable securities of $5.8 million. This was partially offset by non-cash charges of $34.3 million and $2.7 million for equity-based compensation and lease expense, respectively.

For the nine months ended September 30, 2024, operating activities used $103.5 million of cash, primarily due to a net loss of $114.9 million and amortization of discounts on marketable securities of $9.3 million. This was partially offset by a non-cash charge of $15.7 million for equity-based compensation and net changes in operating assets and liabilities of $4.0 million.

Net Cash provided by (used in) Investing Activities

For the nine months ended September 30, 2025, net cash provided by investing activities of $109.1 million was related to $367.3 million in maturities of marketable securities, partially offset by the $253.2 million purchase of marketable securities and $5.1 million purchase of property and equipment.

For the nine months ended September 30, 2024, net cash used in investing activities of $346.8 million was primarily related to the $588.9 million purchase of marketable securities, partially offset by $243.2 million in maturities of marketable securities.

Net Cash provided by Financing Activities

For the nine months ended September 30, 2025, financing activities provided $21.5 million of cash, primarily related to the issuance and sale of 527,437 shares of common stock, net of paid issuance costs, pursuant to the ATM.

For the nine months ended September 30, 2024, financing activities provided $450.8 million of cash, primarily related to the issuance and sale of 7,790,321 shares of common stock, net of paid issuance costs, in our March 2024 Offering.

Future Funding Requirements

To date, we have not generated any revenue from product sales. We do not expect to generate revenue from product sales unless and until we successfully complete preclinical and clinical development of, receive regulatory approval for, and commercialize a product candidate and we do not know when that will occur, if at all. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical and clinical activities. In addition, if we obtain regulatory approval for any product candidates, we expect to incur significant expenses related to product sales, marketing, and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. We expect to incur additional costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on the factors set out above. For more information, see the section titled “Risk Factors—Risks Related to Our Limited Operating History, Financial Position and Capital Requirements.”

Our funding requirements and timing and amount of our operating expenditures will depend on many factors, including, but not limited to:

•
the rate of progress in the development of our APG777, APG279, APG273, APG990, APG333 and APG808 programs;
•
the scope, progress, results and costs of preclinical studies and clinical trials for any other current and future programs;
•
the number and characteristics of programs and technologies that we develop or may in-license;
•
the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
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
•
the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•
the effect of competing technological and market developments; and
•
the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for programs.

Identifying potential programs and product candidates and conducting preclinical studies and clinical trials is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if ever. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives.

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

As of September 30, 2025, we had $107.9 million of cash and cash equivalents, $419.4 million of marketable securities and $61.6 million of long-term marketable securities. Based on our current operating plan, as of the date of this Quarterly Report, we estimate that our existing cash, cash equivalents, marketable securities and long-term marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the issuance of our consolidated financial statements included elsewhere in this Quarterly Report. Moreover, based on our current operating plan, we estimate that such funds (including the $324.1 million in net proceeds from the October 2025 Offering) will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Our agreements to license intellectual property include potential milestone payments that are dependent upon the development of products using the intellectual property licensed under the agreements and contingent upon the achievement of specific development and clinical milestones. As of September 30, 2025, we have incurred $17.0 million of the maximum aggregate potential milestone payments. We are also obligated to pay royalties to (i) Paragon at a royalty rate of a low single-digit percentage based on net sales of any products under the License Agreements, once commercialized and (ii) WuXi Biologics at a royalty rate of a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, short-term and long-term marketable securities of $588.9 million as of September 30, 2025, which consisted primarily of U.S. Treasury Securities, Commercial Paper, U.S. Government Bonds, and Corporate Securities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of September 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act (as defined below) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We have incurred significant losses since inception, and we expect to incur significant losses for the foreseeable future and may not be able to achieve or sustain profitability in the future. We have no products approved for sale, have not generated any revenue from our product candidates and may never generate revenue or become profitable.
•
We face competition from entities that have developed or may develop programs for the diseases addressed by our programs.
•
Our programs are in clinical and preclinical stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability.
•
We are substantially dependent on the success of our programs, APG777, APG279, APG273, APG990, APG333 and APG808, and our ongoing and anticipated clinical trials of such programs may not be successful.
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
•
We currently rely, and plan to rely in the future, on third parties to conduct and support our preclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.
•
We currently rely, and expect to rely in the future, on the use of third-party facilities and on third parties to manufacture and test our products, and we may rely on third parties to produce and process our products, if approved. Our business could be adversely affected if we are unable to use third-party manufacturing suites or testing facilities or if the third-party manufacturers encounter difficulties in production.
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

Developing biotechnology products is a very long, time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for our product candidates, APG777, APG279, APG273, APG990, APG333 and APG808, and any future programs and product candidates. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities to launch any such product. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies to perform preclinical studies or clinical trials in addition to those that we are currently conducting or anticipate.

Because the design of our planned and anticipated clinical trials, as well as the outcome of our ongoing, planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of funding that will be necessary to successfully complete the development and commercialization of any program we develop. Our future capital requirements depend on many factors, including but not limited to:

•
the rate of progress in the development of our APG777, APG279, APG273, APG990, APG333 and APG808 programs;
•
the scope, progress, results and costs of preclinical studies and clinical trials for any other current and future programs;
•
the number and characteristics of programs and technologies that we develop or may in-license;
•
the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
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

Accordingly, we will require substantial additional funding to continue our operations. Based on our current operating plan, we estimate that our existing cash, cash equivalents, and marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2028. We have based this estimate on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently anticipate.

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

Investment in biotechnology product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risks that any program will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale, we have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We do not expect to generate product revenue unless or until we successfully complete preclinical and clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. If we are unable to generate sufficient revenue through the sale of any approved products, we may be unable to continue operations without additional funding.

We have incurred significant net losses in each period since we commenced operations in February 2022. We generated a net loss of $186.5 million for the nine months ended September 30, 2025. As of September 30, 2025, we had an accumulated deficit of $492.4 million. We expect to continue to incur significant losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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
•
generate revenue from commercial sales of product candidates for which we receive marketing approval;
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

Even if we obtain marketing approval for, and are successful in commercializing, one or more of our product candidates, we expect to incur substantial additional research and development and other expenditures to develop and market additional product candidates and/or to expand the approved indications of any marketed product. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

Our failure to become profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business and/or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

Risks Related to Discovery, Development and Commercialization

We face competition from entities that have developed or may develop programs for the diseases addressed by our product candidates

The development and commercialization of drugs is highly competitive. Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. We compete with a variety of multinational biopharmaceutical companies, specialized biotechnology companies and emerging biotechnology companies, as well as academic institutions, governmental agencies, and public and private research institutions, among others. Many of the companies with which we are currently competing or will complete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

Our programs are in clinical and preclinical stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we or our current or future collaborators are unable to complete development of, or commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have no products on the market and we have not completed any pivotal clinical trials. As a result, we expect it will be many years before we commercialize any product candidate, if ever. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing, our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. We have not yet demonstrated our ability to complete any pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our programs and future product candidates.

We or our collaborators may experience delays in initiating or completing clinical trials. We or our collaborators also may experience numerous unforeseen events during, or as a result of, any current or future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates or any future product candidates, including:

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

We may not have the financial resources to continue development of, or to modify existing or enter into new collaborations for, a program if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, our product candidates. We or our current or future collaborators’ inability to complete development of, or commercialize our product candidates, or significant delays in doing so, could have a material and adverse effect on our business, financial condition, results of operations and prospects.

We are substantially dependent on the success of our product candidates, APG777, APG279, APG273, APG990, APG333 and APG808 and our ongoing and anticipated trials may not be successful.

Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, our product candidates, including APG777, APG279, APG273, APG990, APG333 and APG808. We are investing a majority of our efforts and financial resources into the research and development of these product candidates and currently have ongoing clinical trials in APG777, APG279, APG990, APG333, and APG808. The success of our product candidates is substantially dependent on observing a longer half-life of our product candidates in humans than other mAbs currently marketed and in development as we believe this longer half-life has the potential to result in a more favorable dosing schedule for our product candidates, assuming they successfully complete clinical development and obtain marketing approval. This is based in part on the assumption that the longer half-life we have observed in non-human primates (“NHPs”) will translate into an extended half-life of our product candidates in humans. To the extent we do not observe this extended half-life when we dose humans with our product candidates or if there are unexpected tolerability issues, including when dosed in combination, it would significantly and adversely affect the clinical and commercial potential of our product candidates.

Our product candidates will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval in multiple jurisdictions, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote these product candidates, or any other product candidates, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of our product candidates will depend on a variety of factors. We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. Accordingly, we cannot assure you that we will ever be able to generate revenue through the sale of these products, even if approved. If we are not successful in commercializing APG777, APG279, APG273, APG990, APG333, and APG808 including potential combinations of certain of our product candidates, or are significantly delayed in doing so, our business will be materially harmed.

If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our product candidates may be delayed and our expenses may increase and, as a result, our stock price may decline.

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials, such as the expected timing for the Part B topline data from our Phase 2 clinical trial of APG777 in AD; initial proof-of-concept data of APG777 in asthma, as well as the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. For example, we plan to conduct Phase 2b trials in asthma and EoE with trial designs informed by Part B of the APEX Phase 2 clinical trial of APG777, as well as the Phase 1b clinical trial of APG777 in asthma, which will result in a delay to the previously communicated initiation of the APG777 Phase 2b clinical trials in asthma and EoE. This change in milestone timing and any inability to not meet other milestones as publicly announced, or at all, may delay the commercialization of our product candidates or commercialization may never be achieved and, as a result, our stock price may decline. Additionally, delays relative to our projected timelines are likely to cause overall expenses to increase, which may require us to raise additional capital sooner than expected and prior to achieving targeted development milestones.

Our approach to the discovery and development of our programs is unproven, and we may not be successful in our efforts to build a pipeline of product candidates with commercial value.

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

Any preliminary or topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular program and our company in general. In addition, the information we choose to publicly disclose regarding a particular preclinical study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the preliminary, topline or interim data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

Our current and future clinical trials or those of our future collaborators may reveal significant adverse events or undesirable side effects not seen in our preclinical studies and may result in a safety profile that could halt clinical development, inhibit regulatory approval or limit commercial potential or market acceptance of any of our product candidates.

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

For example, we are initially focused on our current programs, APG777, APG279, APG273, APG990, APG333 and APG808, alone or in combination. As a result, we may forgo or delay pursuit of opportunities with other programs that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular program, we may relinquish valuable rights to that program through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such program.

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

We are developing monotherapy and combination programs which may compete with one another. For example, we are developing APG777 and APG279 for the same indication: AD, and may in the future develop our programs for other I&I indications. Each such program targets single or multiple mechanisms that could provide differentiation from standard of care or each other. Based on the distinct mechanisms of action, we are developing APG777 as a frontline treatment for patients with moderate-to-severe AD who have failed or have an inadequate response to topical corticosteroids. APG279 may serve as alternative treatments for frontline patients and/or patients who have failed or have inadequate responses to other treatment options. However, developing multiple programs for a single indication may negatively impact our business if the programs compete with each other. For example, if multiple programs are conducting clinical trials at the same time, they could compete for the enrollment of patients. In addition, if multiple programs are approved for the same indication, they may compete for the same patients, which could impact our product development timelines and limit our future revenue.

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

Collaborations or licensing arrangements that we enter into may not be successful, and any success will depend heavily on the efforts and activities of such collaborators or licensors. If any of our collaborators or licensors experiences delays in performance of, or fails to perform its obligations under their agreement with us, disagrees with our interpretation of the terms of such agreement or terminates their agreement with us, our pipeline and programs and development timeline could be adversely affected. If we fail to comply with any of the obligations under our collaborations or license agreements, including payment terms and diligence terms, our collaborators or licensors may have the right to terminate such agreements, in which event we may lose intellectual property rights and may not be able to develop, manufacture, market or sell the products covered by our agreements or may face other penalties under our agreements. Our collaborators and licensors may also fail to properly maintain or defend the intellectual property we have licensed from them, if required by our agreement with them, or even infringe upon, our intellectual property rights, leading to the potential invalidation of our intellectual property or subjecting us to litigation or arbitration, any of which would be time-consuming and expensive and could harm our ability to commercialize our product candidates. In addition, collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our programs and products if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.

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

Collaborations are complex and time-consuming to negotiate, document and execute. In addition, consolidation among large pharmaceutical and biotechnology companies has reduced the number of potential future collaborators. We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market.

We currently rely, and plan to rely in the future, on third parties to conduct and support our preclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

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

Any third parties conducting our clinical trials will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether they devote sufficient time and resources to our programs. These third parties may be involved in mergers, acquisitions or similar transactions and may have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could negatively affect their performance on our behalf and the timing thereof and could lead to products that compete directly or indirectly with our current or future programs. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates.

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

We currently rely and expect to rely in the future on the use of third-party facilities and on third parties to manufacture and test our product candidates, and we may rely on third parties to produce and process our products, if approved. Our business could be adversely affected if we are unable to use third-party manufacturing suites or testing facilities or if the third-party manufacturers encounter difficulties in production.

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must currently rely on CMOs for developing, manufacturing and testing our product candidates. While we have manufactured APG777 drug substance at commercial scale, it has only been for use in clinical trials, and we have not yet demonstrated the ability to manufacture APG777 drug product or any of our other product candidates on a commercial scale and may not be able to successfully manufacture any of our product candidates for commercialization, if approved. We currently have two sources for our preclinical and clinical supply of APG777 drug substance, have a sole source relationship for our preclinical and clinical supply of APG990, APG279, APG333, APG273, and APG808 drug substance, have multiple sources for the clinical supply of APG777 drug product, are working to establish a relationship for commercial scale supply of APG777 and have a sole source relationship for our clinical supply of APG990, APG279, APG333, APG273, and APG808 drug product. If there should be any disruption in such supply arrangement, including any adverse events affecting our sole suppliers, it could have a negative effect on the clinical development of our product candidates and other operations while we work to identify and qualify alternate supply sources. We may not control the manufacturing process of, and may be completely dependent on, our contract manufacturing partners for compliance with cGMP requirements and any other regulatory requirements of the FDA or comparable foreign regulatory authorities for the manufacture of our product candidates. Beyond periodic audits, we have no control over the ability of our CMOs to maintain adequate quality control, quality assurance and other qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would require the incurrence of significant additional costs and materially adversely affect our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Similarly, our failure, or the failure of our CMOs, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates and harm our business and results of operations.

Moreover, our CMOs may experience manufacturing difficulties due to resource constraints, supply chain issues, human capital constraints or as a result of labor disputes or unstable political environments, including tariffs and restrictions imposed by the United States government and potential retaliatory measures by foreign governments, which impact goods required for the operation of their business. If any CMOs on which we will rely fail to manufacture quantities of our product candidates at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a cost that allows us to achieve profitability, our business, financial condition and prospects could be materially and adversely affected. In addition, our CMOs and other vendors are responsible for transporting temperature-controlled materials that can be inadvertently degraded during transport due to several factors, rendering certain batches unsuitable for trial use for failure to meet, among others, our integrity and purity specifications. We and any of our CMOs may also face product seizure or detention, refusal to permit the import or export of products or increased costs as a result of tariffs on imports imposed by the United States government. Our business could be materially adversely affected by business disruptions to our third-party providers that could materially adversely affect our anticipated timelines, potential future revenue and financial condition and increase our costs and expenses. Each of these risks could delay or prevent the completion of our preclinical studies and clinical trials or the approval of any of our product candidates by the FDA, resulting in higher costs or adversely impacting commercialization of our products. See the section titled “Business-Manufacturing and Supply” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a more detailed description of our manufacturing and supply plans and assumptions and the factors that may affect the success of our product candidates.

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

Our future growth may depend, in part, on our ability to develop and commercialize our product candidates in foreign markets for which we may rely on collaboration with third parties. Recent and ongoing changes in the United States trade policy with foreign countries, including the continued uncertainty surrounding U.S. tariffs and potential retaliatory measures by foreign governments may disrupt the global supply chain for biopharmaceutical products. For example, in September 2025, President Trump announced plans to impose 100% tariffs on imported branded or patented pharmaceuticals, unless the importing company is building U.S. manufacturing capacity. It is not yet clear whether these tariffs would apply to the importation of active pharmaceutical ingredients and possibly bulk drug products that are intended for use in clinical trials and not for commercial sale, which could increase the costs of materials for our clinical trials. Any direct tariffs, if imposed on pharmaceutical products, may result in increased costs for raw materials and contract manufacturing services, reduced ability to source critical CMOs, and a delay in our development timelines.

We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the applicable foreign regulatory authority, and may never receive such regulatory approval for any of our product candidates. To obtain separate regulatory approval in many other countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions. If we fail to comply with the regulatory requirements in international markets and receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected. Moreover, even if we obtain approval of our product candidates and ultimately commercialize our product candidates in foreign markets, we would be subject to the risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements and reduced protection of intellectual property rights in some foreign countries.

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

To the extent that any disruption or security breach were to result in loss, destruction, unavailability, alteration or dissemination of, or damage to, our data or applications, or for it to be believed or reported that any of these occurred, we could incur liability and reputational damage and the development and commercialization of our product candidates could be delayed. Further, our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption in, or failure or security breach of, our systems or third-party systems where information important to our business operations or commercial development is stored.

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

In addition to seeking patents for some of our technology and programs, we may also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could expose us to patent infringement allegations and enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. In order to protect our proprietary technology and processes, we rely in part on confidentiality agreements with our collaborators, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors.

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

Because the intellectual property landscape in the biotechnology industry is rapidly evolving and interdisciplinary, it is difficult to conclusively assess our freedom to operate and guarantee that we can operate without infringing on or violating third party rights. If certain of our programs are ultimately granted regulatory approval (and, in certain countries, even during the development process, prior to approval) patent rights held by third parties, if found to be valid and enforceable, could be alleged to render one or more of our programs infringing. If a third party successfully brings a claim against us, we may be required to pay substantial damages, be forced to abandon any affected program and/or seek a license from the patent holder. In addition, any intellectual property claims (e.g. patent infringement or trade secret theft) brought against us, whether or not successful, may cause us to incur significant legal expenses and divert the attention of our management and key personnel from other business concerns. We cannot be certain that patents owned or licensed by us will not be challenged by others in the course of litigation. Some of our competitors may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise funds and on the market price of our common stock.

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

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect. For example, we may incorrectly determine that our products are not covered by a third-party patent or may incorrectly predict whether a third-party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.

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

Risks Related to Government Regulation

The regulatory approval processes of the FDA and other comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize, or will be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.

The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the programs involved. We cannot commercialize product candidates in the United States without first obtaining regulatory approval from the FDA. Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of our products, including from our most advanced product candidates, APG777, APG279, APG273, APG990, APG333, and APG808, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for each targeted indication. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Further, our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including: the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials; we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication; the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval; serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates; we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks; the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials; the data collected from clinical trials of our product candidates may not be acceptable or sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere, and we may be required to conduct additional clinical trials; the FDA or the applicable foreign regulatory authority may disagree regarding the formulation, labeling and/or the specifications of our product candidates; the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval. In addition, the FDA and comparable foreign regulatory authorities may undergo leadership changes, change their policies, issue additional regulations or revise existing regulations, or take other actions, such as those implemented by the recently established Department of Government Efficiency, which may impact our clinical development plans or prevent or delay approval of our product candidates under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals and increase the costs of compliance.

Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects.

If we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, including failing to approve the most commercially promising indications, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize, or will be delayed in commercializing, our product candidates and our ability to generate revenue will be materially impaired.

Disruptions at the FDA and other government agencies could negatively affect the review and approval of our regulatory submissions, which could negatively impact our business.

The ability of the FDA to review and approve regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget funding levels or a reduction in the FDA’s workforce and its ability to hire and retain key personnel, disruptions caused by government shutdowns and public health crises. There have been mass layoffs of federal employees since the start of the current presidential administration in January 2025, the full impact of which is unclear at this time. In addition, over the last several years, the U.S. federal government has shut down several times, including as recently as October 2025, and certain regulatory agencies, such as the FDA, have furloughed critical government employees and stopped critical activities. Such disruptions could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, the presidential administration has made and is expected to continue to make changes in the leadership of various U.S. federal regulatory agencies and changes to U.S. federal government policy that have led to, in some cases, legal challenges and uncertainty around the funding, functioning and policy priorities of the U.S. federal regulatory agencies, including the FDA.

We are unable to predict the extent to which the presidential administration may impose or seek to impose leadership or policy changes at the FDA or changes to rules and policies impacting the review and approvability of our submissions and our business and operations. It is unclear how these executive actions or other potential actions by the federal government will impact the FDA or other regulatory authorities that oversee our business. Government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. These budgetary pressures may reduce the FDA’s ability to perform its responsibilities, which could result in delays in our clinical trial timelines. If a significant reduction in the FDA’s workforce occurs, the FDA’s budget is significantly reduced or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the development or manufacturing of our most advanced product candidates, APG777, APG279, APG273, APG990, APG333 and APG808 or future product candidates, which could have a material adverse effect on our business.

We may not be able to meet requirements for the chemistry, manufacturing and control of our product candidates.

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

If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing, restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials, restrictions on the manufacturing process, warning or untitled letters, civil and criminal penalties, injunctions, product seizures, detentions or import bans, voluntary or mandatory publicity requirements and imposition of restrictions on operations, including costly new manufacturing requirements. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

We may face difficulties from healthcare legislative reform measures.

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our programs. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. See the section titled “Business—Government Regulation—Healthcare Reform” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a more detailed description of healthcare reforms measures that may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates.

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

Even if we are able to commercialize any product candidates, due to potential unfavorable pricing regulations and/or third-party coverage/access and reimbursement policies, we may not be able to realize access to products or appropriate pricing, which would seriously harm our business.

We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. Our ability to successfully commercialize any product candidates that we may develop will depend in part on the extent to which reimbursement and distribution for these product candidates and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers, health maintenance organizations, group purchasing organizations and pharmacy benefit managers, decide which medications they will pay for and establish reimbursement levels.

Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. These entities may create preferential access policies for a competitor’s product, including a branded or generic/biosimilar product, over our products in an attempt to reduce their costs, which may reduce our commercial opportunity. Additionally, if any of our product candidates are approved and we are found to have improperly promoted off-label uses of those product candidates, we may become subject to significant liability, which would materially adversely affect our business and financial condition. See the sections titled “Business—Government Regulation—Coverage and Reimbursement” and “Business—Other Government Regulation Outside of the United States—Regulation in the European Union” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a more detailed description of the government regulations and third-party payor practices that may affect our ability to commercialize our product candidates.

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

In some countries, particularly member states of the EU, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a therapeutic. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. To obtain coverage and reimbursement or pricing approvals in some countries, we or current or future collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, financial condition, results of operations or prospects could be materially and adversely affected. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations, including those related to the pricing of prescription pharmaceuticals, as the UK determines which EU laws to replicate or replace. If the UK were to significantly alter its regulations affecting the pricing of prescription pharmaceuticals, we could face significant new costs.

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

As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, including those related to climate change and other environmental, social and governance focused disclosures, are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. Our management and other personnel will continue to devote a substantial amount of time to these compliance initiatives, and we will continue to incur increased legal and financial compliance costs. For example, maintaining customary public company director and officer liability insurance requires substantial expenditures. The impact of these legal and financial requirements could make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as executive officers. The increased costs may require us to reduce costs in other areas of our business or increase the prices of our product candidates, once commercialized. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, and uncertainty about economic stability. Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, especially in light of recent comments and executive orders made by the current presidential administration, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotech areas), government shutdowns, tighter credit, higher interest rates, volatility in financial markets, high unemployment, labor availability constraints, currency fluctuations and other challenges in the global economy have in the past adversely affected, and may in the future adversely affect, us and our business partners and suppliers. Since February 2025, the United States government has imposed various tariffs on imports from most countries, including tariffs on imports from China and South Korea. In September 2025, President Trump announced plans to impose 100% tariffs on imported branded or patented pharmaceuticals, unless the importing company is building U.S. manufacturing capacity. It is not yet clear whether these tariffs would apply to the importation of active pharmaceutical ingredients and possibly bulk drug products that are intended for use in clinical trials and not for commercial sale, which could increase the costs of materials for our clinical trials. There still remains substantial uncertainty about the duration of existing tariffs and whether additional tariffs may be imposed, modified or suspended. Historically, tariffs have led to increased trade and political tensions and foreign countries’ retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, which could materially adversely affect global economic conditions and the stability of global financial markets. In addition, the Federal Reserve raised interest rates multiple times in response to concerns about inflation and, although it has lowered interest rates, there is no guarantee that it will not raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, geopolitical uncertainties and international conflicts, including the ongoing military conflicts between Russia and Ukraine and in the Middle East and rising tensions with China, have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the fiscal quarter ended September 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K), except as described below.

On August 13, 2025, Dr. Michael Henderson, the Company's Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 340,000 shares of our common stock over a period ending July 9, 2026, subject to certain conditions.

On September 22, 2025, Dr. Carl Dambkowski, the Company's Chief Medical Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 132,000 shares of our common stock over a period ending January 7, 2027, subject to certain conditions.

On September 2, 2025, Jane Pritchett Henderson, the Company's Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 20,000 shares of our common stock over a period ending December 31, 2026, subject to certain conditions.

Item 6. Exhibits

The exhibits filed or furnished as part of this Quarterly Report are set forth below.

Exhibit Number	Description of Exhibit

2.1

Contribution and Exchange Agreement, effective July 13, 2023, by and among the Company and the Unit Holders named therein (filed with the SEC as Exhibit 2.1 to the Company’s Form 10-Q filed on August 28, 2023).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed with the SEC as Exhibit 3.1 to the Company’s Form 10-Q filed on August 28, 2023).

3.2	Amended and Restated Bylaws of the Registrant (filed with the SEC as Exhibit 3.2 to the Company’s Form 10-Q filed on August 28, 2023).

4.1	Form of Common Stock Certificate of the Registrant (filed with the SEC as Exhibit 4.1 to the Company’s Form S-1/A filed on July 3, 2023).

4.2	Registration Rights Agreement, dated July 13, 2023, by and among the Company and the Investors named therein (filed with the SEC as Exhibit 4.2 to the Company’s Form 10-Q filed on August 28, 2023).

4.3	Form of Pre-Funded Warrant (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 10, 2025).

31.1*	Certification of the principal executive officer pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the principal financial officer pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934

32.1*(1)	Certification of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a‑14(b) under the Securities Exchange Act of 1934

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Apogee Therapeutics, Inc.

Date: November 10, 2025	By:	/s/ Michael Henderson, M.D.
Michael Henderson, M.D. Chief Executive Officer (principal executive officer)

Date: November 10, 2025	By:	/s/ Jane Pritchett Henderson
Jane Pritchett Henderson Chief Financial Officer (principal financial and accounting officer)