Form 10-K
period 2025-12-31
Apogee Therapeutics, Inc.
filed 2026-03-02
CIK 1974640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D‑1(b). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025 was approximately $1,757.9 million based on the closing price on The Nasdaq Global Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

As of February 23, 2026, the registrant had 69,485,247 shares of common stock, $0.00001 par value per share, outstanding, comprised of 55,998,605 shares of voting common stock, $0.00001 par value per share, and 13,486,642 shares of non-voting common stock, $0.00001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Shareholders, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this report.

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
•
our ability to obtain funding for our operations, including funding necessary to complete the development and potential commercialization of our programs;
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
•
the continuation of our existing collaborations and licensing and other arrangements and entry into new collaborations and licensing and other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
•
the timing of and our ability to obtain and maintain regulatory approvals for our programs, as well as future programs;
•
the rate and degree of market acceptance of our programs;
•
the success of competing treatments that are or may become available;
•
our ability to attract and retain key management and technical personnel;
•
our expectations regarding our ability to obtain, maintain and enforce intellectual property protection for our programs;

•
our financial performance;
•
global macroeconomic conditions;
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

Our pipeline comprises multiple antibody programs being developed initially for the treatment of I&I indications as monotherapies and combinations, including zumilokibart (APG777), APG279 (zumilokibart + APG990), APG273 (zumilokibart + APG333), and APG808 (each, a “program” or “product candidate”). With four validated targets in our portfolio, we are seeking to achieve best-in-class efficacy and dosing through monotherapies and combinations of our novel antibodies. Based on a broad pipeline and depth of expertise, we believe we can deliver value and meaningful benefit to patients underserved by today’s standard of care. We believe each of our product candidates has potential for broad application across multiple I&I indications.

Our Pipeline

We have multiple clinical programs in our pipeline based on four validated targets being developed initially for the treatment of I&I indications, as shown below. We believe each of our programs has potential for broad application across multiple I&I indications.

Apogee is advancing optimized novel biologics with potential for best-in-class differentiation in the largest I&I markets

STRATEGY	PROGRAM	PRECLINICAL	FIRST-IN-HUMAN (Phase 1 HV)	CLINICAL POC (Phase 1b/2)	REGISTRATIONAL (Phase 3)
Potential best-in-class monotherapy	**Zumilokibart** (APG777) IL-13	Atopic Dermatitis *(Positive Part A 16-week data; Part B enrollment complete)*			**Q1 2026:** Part A 52-week readout **Q2 2026:** Part B 16-week readout **2H 2026:** Phase 3 initiation
		Asthma *(Positive Ph1b data)*			**2026:** ASPIRE trial plans to be announced
		Eosinophilic Esophagitis		**2026:** Additional trial plans to be announced	
Potential first- or best-in-class combination approaches	**APG279**[1] IL-13 + OX40L	Atopic Dermatitis		**2H 2026:** Phase 1b PoC readout (against DUPIXENT)	
	APG273[2] IL-13 + TSLP	Asthma / COPD	**2026:** Additional trial plans to be announced		

APOGEE THERAPEUTICS

© Apogee Therapeutics, Inc.

The agents listed above are currently under investigation. Their safety and effectiveness have not yet been established by any regulatory authority. APG808 (not shown) is a novel half-life extended IL-4Rα antibody. Apogee announced positive interim results from the Phase 1b trial of APG808 in patients with mild-to-moderate asthma in May 2025.

1 APG279 is a combination of zumilokibart (APG777) and APG990. APG279 will be co-administered in the proof-of-concept Phase 1b trial; coformulation planned for future clinical studies and commercialization.

2 APG273 is a combination of zumilokibart and APG333.

Zumilokibart (APG777) – anti-IL13 antibody

Zumilokibart is a subcutaneous (“SQ”) extended half-life monoclonal antibody (“mAb”) targeting IL-13.

Phase 1 Trial in Healthy Volunteers

In August 2023, we initiated a Phase 1 trial of zumilokibart in healthy volunteers. The zumilokibart Phase 1 trial was a double-blind, placebo-controlled study in healthy volunteers and consisted of a single-ascending dose (“SAD”) component and a multiple ascending dose component. Eight healthy volunteers, six treated with zumilokibart and two treated with placebo, were enrolled in each cohort, and we enrolled a total of 40 healthy adult subjects in the trial.

In March 2024, we announced positive interim safety and PK data from this trial with zumilokibart demonstrating a potential best-in-class PK profile, including a half-life of 77 days, supporting the potential for every three- to six- month maintenance dosing in AD. Single doses of zumilokibart demonstrated a deep and sustained effect on PD markers out to approximately 12 months. Zumilokibart was well-tolerated across all dose groups.

APEX Phase 2 Trial for Patients with AD

In May 2024, we announced dosing of our first patient in the APEX Phase 2 clinical trial, which is a randomized, placebo-controlled study evaluating zumilokibart in patients with moderate-to-severe AD.

In July 2025, we announced positive 16-week data from the Part A portion of the APEX Phase 2 clinical trial. Part A of the trial enrolled 123 adult patients who were randomized 2:1 to zumilokibart versus placebo and received an induction regimen dosing of 720mg at Weeks 0 and 2, followed by 360mg at Weeks 4 and 12. The primary endpoint for the induction arm of Part A was percentage change in Eczema Area Severity Index (“EASI”) score from baseline at Week 16. Secondary endpoints included EASI-75, EASI-90, Validated Investigator Global Assessment (“vIGA”) 0/1 and Itch Numeric Rating Scale (“NRS”) at Week 16. In non-head-to-head trial comparisons, the initial 16-week findings from Part A included efficacy results, which compared favorably versus standard of care across endpoints, as well as rapid onset of itch relief and lesion reduction, and a favorable safety profile consistent with its class.

The Part A trial met its primary endpoint, with zumilokibart showing significantly greater least squares mean percent change from baseline at Week 16 with an EASI reduction of 71.0% compared to placebo of 33.8% (p < 0.001). Zumilokibart showed the highest absolute and placebo-adjusted EASI-75 of any biologic in a 16-week global study with 66.9% of patients treated with zumilokibart achieving EASI-75 compared to 24.6% on placebo (p < 0.001). Pre-specified sensitivity analysis showed consistent results in both moderate and severe patients based on baseline EASI score. The results demonstrated a vIGA 0/1 of 34.9% compared to placebo of 17.3% (p < 0.05) and an EASI-90 of 33.9% compared to placebo of 14.7% (p < 0.05). Treatment of patients with zumilokibart led to rapid and deep onset of itch relief and achieved a statistically significant reduction by Week 1, with a 50.7% reduction of Itch NRS from baseline compared to placebo of 23.2% (p < 0.01) at Week 16. Zumilokibart was well tolerated, with 56.1% of zumilokibart -exposed patients experiencing treatment-emergent adverse events (“TEAEs”) (vs. 63.4% in placebo). The most common TEAEs, occurring in more than 5% of patients, were non-infective conjunctivitis (14.6% vs. 2.4% in placebo), upper respiratory tract infection (8.5% vs 12.2% in placebo), nasopharyngitis (4.9% vs. 12.2% in placebo), and pain in extremity (0.0% vs. 7.3% in placebo) with the latter three being numerically lower in zumilokibart treated patients compared to placebo. Serious TEAEs were rare for zumilokibart -exposed patients (1.2% vs. 2.4% in placebo). The discontinuation rate due to adverse events was low for zumilokibart -exposed patients (2.4%). There were no injection site reactions in the zumilokibart treated group. In addition, improvement in asthma and sinusitis, as measured by improvements in ACQ-5 and SNOT-22 in patients with comorbid asthma or sinusitis, was observed, which reflect zumilokibart’s potential to broadly impact Type 2 inflammatory disease.

All Part A patients that benefited from treatment in the induction arm received the opportunity to continue to zumilokibart maintenance treatment, which evaluated three and six-month dosing intervals. Patients in the placebo arm for the first 16 weeks also received the opportunity to receive an induction regimen of zumilokibart followed by three-month dosing of zumilokibart. A schematic of the Part A trial design is shown in Figure 1 below. We expect to report Part A maintenance data in March 2026.

Figure 1 — APEX Phase 2 Part A trial design evaluating zumilokibart in patients with AD

In February 2025, we announced that we had commenced dosing of the Part B portion of the APEX Phase 2 trial. Part B is testing a higher and a lower dose of zumilokibart.

The APEX Part A induction regimen was designed to exceed EBGLYSS exposures by approximately 30% to 40% with potential for improved clinical outcomes and maintenance regimen is designed to equal lebrikizumab’s exposures. The results at Week 16 of the Part A study showed that patients in the highest zumilokibart exposure quartile (n=19) achieved the highest clinical response of any quartile in a post hoc exposure-response analysis. These patients had a mean 84.0% reduction in EASI from baseline, 89.5% of patients reaching EASI-75, 63.2% achieving IGA0/1, and 63.2% achieving EASI-90, demonstrating a robust response at the highest exposure level. The highest zumilokibart Part B dose was designed to exceed EBGLYSS exposures by approximately 90 to 100% as show in Figure 2, which is similar to the exposure obtained in the highest quartile of the Part A results.

A schematic of the APEX Part B trial design is shown in Figure 2 below.

Figure 2 — APEX Phase 2 Part B trial design evaluating zumilokibart in patients with AD

In January 2026, we announced that we completed Part B enrollment ahead of schedule and exceeded target enrollment with a total of 347 patients. We expect to report 16-week topline induction data from Part B in the second quarter of 2026. Subject to positive results and regulatory alignment with the U.S. Food and Drug Administration (the “FDA”), we plan to initiate a Phase 3 trial in AD in the second half of 2026, enabling a potential launch of zumilokibart for the treatment of AD in 2029.

Phase 1b Trial in Patients with Asthma

In April 2025, we initiated a Phase 1b trial of zumilokibart (APG777) in patients with mild-to-moderate asthma, and in January 2026, we announced positive interim data from the trial. The trial is a double-blind, placebo-controlled trial evaluating the safety and tolerability of zumilokibart in patients with mild-to-moderate asthma. The trial is designed to also evaluate fractional exhaled nitric oxide (“FeNO”) suppression, a biomarker of Type 2 inflammation that has shown the strongest correlation with exacerbations in asthma. The trial enrolled 31 adult patients who were randomized 3:1 to zumilokibart versus placebo and participants received a single dose of 720 mg of zumilokibart or placebo on day 1. Nineteen of the patients with mild-to-moderate asthma had a FeNO baseline ≥25 ppb, representative of asthma with Type 2 inflammation, and as a result met the pre-specified criteria for the analysis population.

In the trial, zumilokibart demonstrated a favorable safety profile and was well-tolerated in all patients. In the 19 patients analysis population, the only TEAEs observed in more than one patient was gastroesophageal reflux disease (“GERD”), which was observed in 2 patients. In the analysis population, there were no Grade 3 or higher TEAEs or serious adverse events observed and no conjunctivitis, injection site reactions, or anti-drug antibodies (“ADAs”) were observed. In the full safety population (n=31) that were on treatment (n=23), TEAEs occurring in more than one patient on zumilokibart were upper respiratory tract infection (n=3), nasopharyngitis (n=2), GERD (n=2), and arthralgia (n=2); there were no Grade 3 or higher TEAEs or serious adverse events.

Zumilokibart demonstrated robust and durable suppression of FeNO following a single dose in the analysis population. A maximum absolute mean FeNO reduction of 45 ppb (60% decrease from baseline) after a single dose was observed in the analysis population. Durable FeNO suppression through 16 weeks was observed for all patients in the analysis population. Zumilokibart also demonstrated suppression of FeNO through 32 weeks for those patients in the analysis population with follow up available at the time of the data cut (n=3), supporting the potential for 3- or 6- month dosing. In the trial, positive trends were observed in forced expiratory volume in one second (“FEV1”) and across Type 2 biomarkers for all available data in the analysis population. FEV1 is a pharmacodynamic measure of lung function. Based on these results, we anticipate sharing our plans later in 2026 to further evaluate zumilokibart in the ASPIRE Phase 2 asthma trial.

Expansion Opportunities in Other Indications

We expect that results from the Phase 1b trial of zumilokibart for the treatment of asthma, in addition to topline induction data from the Part B portion of the APEX Phase 2 trial in AD, will allow us to determine dose selections for further expansion indications in 2027 and beyond, including but not limited to asthma and EoE. We expect to announce plans for the Phase 2 trial in EoE in 2026. Based on our clinical data, we expect to further evaluate additional opportunities to develop zumilokibart for other I&I indications, including alopecia areata, chronic rhinosinusitis with nasal polyps (“CRSwNP”), chronic spontaneous urticaria, and prurigo nodularis.

In addition, we plan to evaluate zumilokibart in combination with other investigational therapies within our pipeline to potentially enable greater efficacy for I&I conditions. The first of these combinations is APG279, which combines zumilokibart with APG990, our novel, SQ, half-life extended mAb targeting OX40L. We are also evaluating APG273, which combines zumilokibart with APG333, our novel, SQ, half-life extended mAb targeting thymic stromal lymphopoietin (“TSLP”).

APG279 – Combination of zumilokibart (APG777) and APG990 – anti-OX40L antibody

We are developing zumilokibart and APG990 together as APG279, a potential first-in-class coformulation for the treatment of AD by combining deep and sustained inhibition of Type 2 inflammation via zumilokibart’s inhibition of IL-13 with broader inhibition of Type 1-3 inflammation through APG990’s inhibition of OX40L. APG990 is an SQ extended half-life mAb that utilizes advanced antibody engineering to target OX40L.

In August 2024, we initiated a Phase 1 clinical trial of APG990, which was designed as a double-blind, placebo-controlled, first-in-human, single-ascending dose trial designed to evaluate the safety and PK of APG990 in 40 healthy adult participants across five cohorts. Doses of subcutaneous APG990 evaluated in the study included 75mg, 150mg, 300mg, 600mg and 1,200mg. In March 2025, we announced positive interim safety and PK data from the trial. PK data showed a half-life of approximately 60 days across doses tested. APG990, in single doses up to 1,200mg, was well tolerated and showed a favorable safety profile, consistent with other assets targeting OX40L. The most common (≥10%) TEAEs were headache. 53% of participants observed at least one TEAE and there were no Grade 3 TEAEs related to study drug or severe adverse events. No adverse events led to study discontinuation. There were no cases of pyrexia or chills.

In July 2025, we commenced dosing in the Phase 1b trial of APG279 against DUPIXENT in patients with moderate-to-severe AD, which was upsized from approximately 50 to 80 patients due to a strong patient enrollment, with a data readout expected in the second half of 2026. The initial clinical trial of APG279 is being conducted as a coadministration of zumilokibart and APG990. We plan to advance the development of APG279 in future studies as a coformulation. The PK data for APG990, when considered together with APG279 coformulation data, provides the potential for dosing the combination two to four times per year with a single 2 mL coformulated injection.

APG273 – Combination of zumilokibart (APG777) and APG333 - anti-TSLP antibody

We are developing zumilokibart and APG333 together as APG273, a potential quarterly or less frequently dosed co-formulation for the treatment of asthma and COPD. APG333 is a fully-human mAb against TSLP, an epithelial cell-derived cytokine that has emerged as an attractive validated target for the treatment of people living with asthma and COPD, with the potential for extended half-life and to be used in combination with other mAbs for potentially greater efficacy in broader populations.

In December 2024, we initiated a Phase 1 clinical trial of APG333 in healthy volunteers, and in November 2025, we announced positive interim safety, PK and PD results from the clinical trial. APG333 demonstrated a half-life of approximately 55 days, supporting the potential for every three- and six-month dosing. In addition, key biomarkers of eosinophils and IL-5 showed depth of suppression in line with TSLP analogs and durability out to 6 months (limit of available follow-up).

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

We plan to announce additional clinical plans for APG273 in 2026 to support advancement into future combination trials in asthma and COPD.

APG808 – anti-IL4Rα antibody

APG808 is an SQ extended half-life mAb targeting IL-4Rα, a target with clinical validation across eight different Type 2 allergic diseases. In March 2024, we commenced dosing of the first healthy volunteers in the APG808 Phase 1 trial, and in September 2024, we commenced dosing of the first asthma patients as a cohort in that Phase 1 trial. In December 2024, we announced positive interim safety, PK and PD data from the Phase 1 trial. APG808 demonstrated a potential best-in-class PK profile, including a half-life of approximately 55 days at projected, clinically relevant steady state exposures, supporting the potential for every two- to three-month maintenance dosing. Single doses of APG808 demonstrated a deep and sustained effect on PD markers out to approximately three months (longest follow-up available at time of data cut). APG808 was well-tolerated across all dose groups.

In May 2025, we announced positive interim results from the Phase 1b trial of APG808 in patients with mild-to-moderate asthma. The trial was a double-blind, placebo-controlled, multiple-dose trial, which evaluated the safety and tolerability of APG808 in 22 adult patients with mild-to-moderate asthma. The trial also evaluated FeNO, thymus and activation-regulated chemokine (“TARC”), and pSTAT6. Participants were randomized 3:1, receiving 600mg of APG808 or placebo on day 1 and day 29.

The results demonstrated that APG808 was well-tolerated, with multiple doses of APG808 resulting in rapid suppression of FeNO, with a maximal robust FeNO decrease from baseline of 53% and sustained FeNO decrease from baseline of 50% at 12 weeks. APG808 also demonstrated sustained and near-complete reduction in pSTAT6 as well as deep reduction of TARC maintained through 12 weeks. The most common TEAEs observed were headache, injection site erythema, and upper respiratory tract infections. There were no Grade 3 TEAEs or severe adverse events, and no adverse events led to study discontinuation.

APG808’s optimized PK profile coupled with FeNO suppression out to 12-weeks reinforces the potential for 2-months or longer maintenance dosing, offering a significant advantage compared to the current bi-weekly standard of care.

Our Approach

Our goal is to discover and develop new therapies for a range of I&I indications. We aim to accomplish this goal by focusing on known biologic drivers of disease and utilizing advanced antibody engineering to develop product candidates with optimized properties that have the potential to overcome limitations of existing therapies, both in terms of reduced injection burden, as well as improved efficacy. For instance, each of our product candidates, zumilokibart (APG777), APG990 (as a combination partner with zumilokibart for APG279), APG333 (as a combination partner with zumilokibart for APG273) and APG808, bind to the same epitopes, or binding sites, on IL-13, OX40L, TSLP and IL-4Rα as EBGLYSS (lebrikizumab), amlitelimab, TEZPIRE (tezepelumab), and DUPIXENT (dupilumab), respectively, based on our head-to-head preclinical studies, but are designed to include extended half-life technologies and other optimized properties. When designing our product candidates, we test multiple half-life extension technologies, including YTE and LS amino acid modifications, to identify the optimal candidate to advance against each target. YTE amino acid modifications are a triple modification (M252Y/S254T/T256E) introduced into the antibody, while LS amino acid modifications are a double modification (M428L/N434S). YTE and LS amino acid modifications are proven half-life extension technologies that have the potential to significantly improve the PK profile and reduce injection burden compared to existing agents. In addition to extended half-life, our antibody engineering product candidates are designed to improve antibody candidate attributes, including in vitro potency, bioavailability and decreased PK variability, as well as those attributes essential for manufacturability and high concentration formulation (i.e. viscosity, solubility and stability) to generate optimized antibodies. We believe our approach will enable us to develop a portfolio of therapies that are differentiated compared to the currently available standards of care and address unmet medical needs for I&I indications, including the potential for improved dosing and/or efficacy.

Our Strategy

Our goal is to become a leader in developing and commercializing novel therapies for I&I indications. Our antibody programs are designed to overcome limitations of existing therapies by targeting well-established mechanisms of action and incorporating advanced antibody engineering to optimize half-life and other properties. The key elements of our strategy include:

•
Advancing zumilokibart targeting IL-13 through clinical development, regulatory filings, approval and launch for AD;
•
Advancing APG279 for the dual inhibition of OX40L and IL-13;
•
Advancing APG273 for the dual inhibition of TSLP and IL-13;
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

AD usually begins in childhood; however, patients can become affected with this inflammatory disease at any age. For some people, AD improves by adulthood, but for many, it can be a lifelong illness. It is estimated that 81.6 million people suffer from moderate to severe AD worldwide. Approximately 40% of all AD patients have moderate-to-severe disease. The incidence of AD has increased two- to three-fold in industrialized nations since the 1970s, with approximately 15% to 20% of children and 1% to 3% of adults affected worldwide.

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

Treatment of AD is specific to severity of disease. The primary goal of AD management is to control symptoms and prevent flares. Outcomes in AD are primarily reported using two measures: EASI and IGA. Other measures are used as well to gain a comprehensive understanding of a treatment’s impact on AD patients.

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

AD patients with persistent moderate-to-severe disease may require systemic treatment. mAbs have emerged as the preferred frontline therapy in most adult and pediatric patients with moderate-to-severe AD that is not controlled by topical therapies. There are four FDA approved mAbs, DUPIXENT, ADBRY, EBGLYSS, and NEMLUVIO, labeled to treat moderate-to-severe AD that is inadequately controlled by topical corticosteroids.

For patients for which biologics such as DUPIXENT, ADBRY, EBGLYSS, or NEMLUVIO do not provide adequate control of moderate-to-severe AD, systemic JAK inhibitors may be recommended. RINVOQ (upadacitinib) or CIBINQO (abrocitinib) are both FDA-approved treatments for AD that may be prescribed to patients who do not respond to topical prescription treatments or systemic drugs, including biologics. Despite their effectiveness and convenient oral administration, these therapies are associated with serious risk of life-threatening side effects and carry boxed warnings. FDA labels for these therapies require patients to step-through (prove non-responsive or inability to tolerate) a biologic before systemic JAK inhibitors are indicated. Serious side effects can include infections, mortality, malignancies, cardiovascular events, thrombosis, hypersensitivity, gastrointestinal perforation, various lab abnormalities and embryo-fetal toxicity. These toxicity challenges have limited clinical use of systemic JAK inhibitors for AD where patients are generally healthy and young. In 2025, systemic JAK inhibitors represented approximately 10% of the AD market based on revenue.

An emerging mechanism in treatments for AD is targeting OX40L, which occurs higher up in the inflammatory pathway than IL‑13 or IL‑4Rα and potentially broadens the impact on the inflammatory cascade. OX40L is the ligand for OX40. For additional information on AD treatments currently available or in development, see the section titled “—Competition” below.

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

In 2025, we conducted, through an independent third-party, a blinded market research survey of 75 practicing healthcare professionals (“HCPs”) comprised of dermatologists, allergists, and immunologists in the United States.

HCPs surveyed were screened for years of experience in the field, number of AD patients treated, and experience prescribing biologic therapies in AD. The HCPs that responded to the survey had an average of 16 years in practice, treated an average of 100 AD patients per month and treated a mix of both adult and adolescent patients.

The research included a survey aimed at understanding HCP perceptions and preferences on the current AD biologic market as well as a potential new treatment option with every three-month dosing in maintenance. We created a blinded Target Product Profile (“TPP”) comprised of a potential indication statement and, dosing regimen, as well as efficacy and safety outcomes based the on zumilokibart (APG777) APEX Part A 16-week induction data.

Respondents were presented with TPPs for each of the currently marketed AD biologic treatments as well as a blinded TPP for zumilokibart. The blinded zumilokibart TPP was ranked as the most preferred biologic treatment by 60% of the respondents, and 79% of respondents indicated they would consider the blinded zumilokibart TPP their biologic of choice for the treatment of their moderate to severe AD patients. For those patients treated with the leading currently approved biologic for the treatment of moderate to severe AD and not well-controlled, 79% of HCPs expressed they were likely to prescribe the blinded zumilokibart TPP.

In 2025, we also conducted an independent blinded market research survey of 90 moderate to severe AD patients in the United States. The respondent pool consisted of 30 patients who had never been treated with a biologic, 30 biologic-treated AD patients that were well controlled, and 30 biologic-treated patients that were not well controlled on their current treatment. All patients had to be pharmacologically treated for at least four months by a dermatologist, allergist or immunologist for their AD.

The research included a survey aimed at understanding patient perceptions of the current AD treatment options and what dosing, clinical, and safety attributes are most important in a treatment. Similar to the HCP research, we created and presented a blinded TPP comprised of a potential indication statement and dosing regimen, as well as efficacy and safety outcomes based on the zumilokibart APEX Part A 16-week induction data.

The biologic naïve patient subgroup was asked about their likelihood of starting a biologic treatment if the blinded zumilokibart TPP was available on the market. 67% of the biologic naïve patients expressed a likelihood of starting biologic treatment. The biologic treated subgroups (well controlled and not well controlled), were asked about their likelihood of switching to the blinded zumilokibart TPP from their current medication if it were available on the market. 97% of the not well controlled patient respondents expressed they were likely to switch, and 90% of the well-controlled patient respondents expressed they were likely to switch. Patient respondents highlighted perceived efficacy data on skin clearance and itch, side effect profile, and once every three months maintenance dosing as reasons to consider starting or switching to the blinded zumilokibart TPP.

Overview of Asthma

Disease Overview

Asthma is one of the most common non-communicable diseases and, for a substantial number of patients, has an impact on quality of life. Asthma is estimated to affect 40 million adults and 12 million children in the United States, France, Germany, Italy, Japan, Spain and the United Kingdom, with prevalence rates of 5% to 8% in many countries. The global asthma biologics market is forecasted to grow to approximately $16B by 2028. Asthma is a complex multifactorial disease, attributed to interactions between genetic susceptibility, host factors and environmental exposures, which result in airway inflammation, control of airway tone and reactivity. The resulting clinical presentation can vary, but can result in shortness of breath, chest tightness or pain, coughing and wheezing. In the United States, asthma accounts for approximately five million physician visits, one million emergency room visits and thousands of deaths annually.

We believe asthma to be an important expansion opportunity for zumilokibart given the significant overlap with AD (31% according to third-party market research studies) and unmet need for extended dosing biologics that do not sacrifice clinical benefit. Patients with moderate-to-severe asthma who qualify and require biologic treatment have a serious condition that, when not treated appropriately, can lead to additional exacerbations and unnecessary emergency room and hospital visits. Extended duration therapies may lead to increased adherence rates with better control and outcomes for these patients.

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

Biologics, specifically, have begun to play an important role in the treatment of moderate-to-severe asthma, largely as an add-on to inhaled medication. XOLAIR was the first biologic approved for asthma in 2003 and subsequently, an additional five biologics have been approved since 2015 (NUCALA, CINQAIR, FASENRA, DUPIXENT, TEZSPIRE and EXDENSUR). For additional information on asthma treatments that are currently available or in development, see the section titled “—Competition” below.

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

Overview of COPD

Disease Overview

COPD is a heterogenous, progressive respiratory condition characterized by cough, dyspnea and airflow obstruction. It is estimated that approximately 10% of the global population 40 years of age and older have COPD, and as of 2024, COPD was the fourth leading cause of death worldwide according to the World Health Organization. In the United States, over 150,000 people die of COPD each year.

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

The only available biologics for the treatment of COPD are DUPIXENT and NUCALA, which was approved in 2024. For additional information on COPD treatments that are currently available or in development, see the section titled “—Competition” below.

Additional Expansion Opportunities

We believe that each of our product candidates has the potential to treat multiple additional I&I indications beyond AD, asthma, EoE and COPD, including Alopecia Areata, CRSwNP, Chronic Spontaneous Urticaria, and Prurigo Nodularis. Initial structured indication prioritization has identified asthma as a leading expansion opportunity given the significant overlap with AD and the clinical unmet need for extended dosing biologics that do not sacrifice clinical benefit. We may expand into additional I&I indications that are implicated in the disease pathways targeted by our current or future product candidates.

We do not yet have clinical data showing the ability of our product candidates to treat indications beyond AD and asthma and there can be no assurance that our product candidates will have similar or comparable results to any products or later-stage product candidates for these indications.

Half-Life Extension and Antibody Engineering Technologies

Our antibody engineering product candidates are designed to improve antibody candidate attributes, including half-life extension, in vitro potency, bioavailability and decreased PK variability, as well as those attributes essential for manufacturability and high concentration formulation (i.e. viscosity, solubility and stability) to generate optimized antibodies. Each of our product candidates utilize YTE or LS amino acid modifications and are designed to significantly extend the half-life of antibodies by supercharging the body’s innate recycling mechanism for antibodies. Antibodies in circulation are naturally taken up by cells and degraded, which limits the half-life in circulation. Cells have evolved a mechanism to spare certain antibodies from degradation and return them to circulation, thus extending their half-life. This recycling mechanism works via the neonatal Fc receptor (“FcRn”). Antibodies are internalized into a cell via pinocytosis, the process of extracellular fluid and substances (including antibodies), being invaginated, or brought into, the cell resulting in an internalized vesicle. The process of pinocytosis is nonspecific, meaning uptake of fluid and substances is not regulated in any way. The internal vesical, or endosome, fuses with lysosomes, the specialized organelle or area in the cell that is able to break down and digest biomolecules. When antibodies are taken up by lysosomes, they can bind to FcRn on the membrane surface of the endosome in the acidic conditions within the lysosomes, which spares them from degradation. The antibody can then be returned to the cell surface with the membrane of the endosome and released back into circulation. This process is shown in Figure 5 below.

Figure 5 — Our half-life extended mAbs are designed to be recycled back into circulation more readily so drug exists at much higher levels for longer duration of effect

This natural mechanism of antibody recycling has been exploited by antibody engineers. Specifically, modifications to antibodies that increase the affinity for FcRn were developed in the early 2000s. One such modification was to the fragment crystallizable region (“Fc region”) of antibodies in the form of a triple modification: M252Y/S254T/T256E. Referred to as “YTE amino acid modifications” due to the three amino acid changes, this triple modification has been observed to result in an approximately ten-fold increase in binding affinity of antibodies to FcRn compared to antibodies without YTE amino acid modifications in third-party studies. The increased affinity of antibodies with YTE amino acid modification for FcRn results in increased antibody recycling (i.e., less lysosomal degradation) and a prolonged half-life. LS is a double amino acid modification (M428L/N434S) that works similarly to YTE amino acid modifications and increases the antibodies affinity for FcRn, which leads to a prolonged half-life compared to wild type counterparts.

There is the potential for at least two significant benefits to antibodies that are engineered with a half-life extension amino acid modification:

•
Significantly increased half-life, leading to the potential for greater duration of effect. The typical half-life for an IgG antibody is typically 11 to 30 days. By contrast, IgG antibodies with half-life extension amino acid modifications, such as YTE, have the potential to increase human half-life several fold compared to non-YTE mAbs, with half-lives for our first four YTE mAb product candidates having demonstrated to range from 55 days to 77 days. The half-life extension allows the drug to remain in the body for a longer period of time and therefore have additional action. The prolonged half-life results in more sustained concentrations, or levels of drug in the blood stream, often measured in area under the curve (AUC) between two time points.
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

Zumilokibart (APG777)

Zumilokibart leverages YTE amino acid modifications half-life extension technology and is an SQ mAb targeting IL-13.

Zumilokibart ’s target, IL13, has no known non-disease function

Zumilokibart’s target, IL‑13, is a cytokine with no known non-disease function such as growth or metabolism. IL-13 is a cytokine primarily produced by activated Th2 cells. Its primary role in normal physiology is to generate a Th2 response to parasitic infection. While increased IL‑13 production has been implicated in a variety of indications, such as AD, asthma and certain types of cancer, the absence of IL‑13 in animal models has not been tied to disease. In third-party studies, mice that lacked IL‑13 (IL‑13−/− knockout mice) were observed to be healthy and exhibited normal behavior under typical laboratory conditions.

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

AD is characterized by a Th2 response, which describes Th2 cells, a subset of white blood cells, that produce small proteins called cytosine, like IL‑13, which regulate inflammation, immune response and tissue repair. Overactivation of Th2 cells contributes to several allergic diseases, including AD, and chronic dysregulation of cytokine production and signaling leads to chronic inflammation and skin barrier dysfunction in AD.

More specifically, IL‑4, IL‑5 and IL‑13 are all associated with Th2 response and IL‑4 and IL‑13 play a key role in the impairment of the skin barrier in AD, which leads to transepidermal water loss and susceptibility to irritants and allergens, creating an inflammatory positive feedback loop that is characteristic of AD. In third-party studies, IL‑13 was observed to be elevated in skin lesions of patients with both acute and chronic AD compared to uninvolved skin and normal skin (see left panel of Figure 6 below) and was shown to be elevated to a greater extent than IL‑4 in the skin of AD patients (see right panel of Figure 6 below).

Figure 6 — Cytokine expression in AD and Non-AD skin samples in third-party studies

Sources: Hamid Q et al. J Allergy Clin Immunol. 1996 Jul;98(1). Koppes SA et al. Int Arch Allergy Immunol. 2016;170(3).

IL-13 signals through the formation of the IL-13Rα1-IL4Rα heterodimer. In turn, the active IL-13Rα1-IL4Rα heterodimer, through a signaling cascade, leads to skin barrier defects, immune cell recruitment, tissue inflammation, lichenification (skin thickening) and pruritis (skin itching). Zumilokibart is designed to interrupt the heterodimer formation and thus disrupt IL-13 signaling as shown in Figure 7 below.

Figure 7 — Zumilokibart is designed to disrupt IL-13 signaling by preventing the formation of the IL-13Rα1-IL4Rα heterodimer

APG279

We are developing zumilokibart and APG990 together as a potential first-in-class coformulation combining deep and sustained inhibition of Type 2 inflammation via zumilokibart’s inhibition of IL-13 with broader inhibition of Type 1-3 inflammation through APG990’s inhibition of OX40L. APG990 is an SQ extended half-life mAb targeting OX40L.

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

Currently, there are three mechanisms of action targeted by approved biologic agents in atopic dermatitis, IL-13, IL-4Rα, and IL-31R. Targeting OX40L could represent an additional mechanism of action. OX40L, which is positioned further upstream in the inflammatory pathway than IL-13, may allow for a potentially broader impact on the inflammatory cascade by inhibiting Type 1, Type 2, and Type 3 pathways.

Potential clinical benefit of targeting both IL-13 and OX40L

In preclinical studies, the combination of APG279 has been shown to drive closer to JAK-like inhibition of Type 1, 2, and 3 signaling compared to approved or in-development biologics, with the potential for best-in-class dosing and better tolerability in AD and a variety of other I&I diseases. We are currently testing the clinical benefit of APG279 as a coformulation in the Phase 1b trial of APG279 against DUPIXENT in patients with moderate-to-severe AD.

APG273

We are developing zumilokibart and APG333 together as APG273, a potential quarterly or less frequently dosed co-formulation for the treatment of asthma and COPD.

APG333 is a fully-human mAb against TSLP. TSLP is an epithelial cell-derived cytokine that has emerged as an attractive validated target for the treatment of people living with asthma and COPD. APG333 has the potential to be used in combination with other mAbs for potentially greater efficacy in broader populations.

TSLP is a cytokine belonging to the alarmin family that is involved in the activation and modulation of the immune system. TSLP is primarily produced by epithelial cells in response to tissue damage by a variety of agents (allergens, viruses, bacteria, etc.) and functions as a potent immune activator by agonizing a heterodimeric complex composed of the TSLPR and IL-7Ra. Formation of the TSLP-TSLPR-IL7Rα heterocomplex activates downstream signaling pathways that regulate a wide array of immune functions, including epithelial barrier dysfunction, dendritic cell activation, and type 2 ILC2s activation/survival. TSLP signaling also drives the recruitment of immune cells, the induction of Th2 responses, and the regulation of B cell function, explaining its involvement in tissue homeostasis, host defense, and the pathophysiology of allergic and inflammatory diseases including asthma and COPD.

TSLP plays important roles in Type 2 and Type 3 inflammation and TSLP inhibition has shown clinical benefit in both eosinophilic and non-eosinophilic asthma. TSLP inhibition has been clinically validated, with the only approved product on the market for the treatment of severe asthma without biomarker or phenotype restrictions. Currently, other mechanisms targeted by approved biologic agents in asthma include IL-4Ra, IL-5, IL-5R and IgE. Mechanisms of approved biologic agents in COPD are IL-4Ra and IL-5.

Potential clinical benefit of targeting both IL-13 and TSLP

In preclinical studies, the combination of zumilokibart and APG333 has been shown to drive both inhibition of inflammation centrally and local airway responses compared to approved or in-development biologics, which only target central or local inflammation, with the potential for a significantly less frequent dosing schedule.

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

In consideration for the exclusive options granted under the 2022 Option Agreement, we paid an upfront cash amount of $1.3 million and issued 1,250,000 common units to Paragon. Paragon was also entitled to up to an additional 3,750,000 of common units in exchange for the rights granted under the 2022 Option Agreement, which were issued in connection with the closings of the additional tranches of the Series A preferred unit (“Series A Preferred Unit”) financing. Under the 2022 Option Agreement, on a Research Program-by-Research Program basis following the finalization of the Research Plan for each respective Research Program, we are required to pay Paragon a nonrefundable fee in cash of $0.5 million. We are also obligated to compensate Paragon on a quarterly basis for its services performed under each Research Program based on the actual costs incurred.

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

Pursuant to the terms of the 2023 Option Agreement, the parties may initiate Research Programs. Each Research Program will be aimed at discovering, generating, identifying and/or characterizing antibodies directed to the respective target. For each Research Program, the parties must establish a Research Plan. In January 2024, we agreed on an initial Research Plan with Paragon that outlined the services that would be performed commencing at inception of the arrangement related to TSLP. Our exclusive option with respect to each Research Program is exercisable at our sole discretion at any time during the period beginning on the initiation of activities under the associated Research Program and ending a specified number of days following the delivery of the data package from Paragon related to the results of the Research Plan activities. There is no payment due upon exercise of an Option pursuant to the 2023 Option Agreement.

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

Upon execution of the IL-13 License Agreement, we paid Paragon a $1.0 million fee for the nomination of a development candidate. In August 2023, we announced the dosing of our first participant in the Phase 1 trial of zumilokibart (APG777) and made a milestone payment of $2.0 million in the fourth quarter of 2023. In November 2023, we finalized the nomination of a development candidate under the IL-4Rα License Agreement and made a milestone payment of $1.0 million to Paragon in the fourth quarter of 2023. In March 2024, we announced the dosing of our first participant in a Phase 1 trial of APG808 and made a milestone payment of $2.0 million to Paragon in the first quarter of 2024. In May 2024, we finalized the nomination of a development candidate under the OX40L License Agreement and made a milestone payment of $1.0 million to Paragon in the second quarter of 2024. In August 2024, we announced the dosing of our first participant in the Phase 1 trial of APG990 and made a milestone payment of $2.0 million in the third quarter of 2024. In October 2024, we finalized the nomination of a development candidate under the TSLP License Agreement and made a milestone payment of $3.0 million to Paragon in the fourth quarter of 2024. In December 2024, we announced the dosing of our first participant in the Phase 1 trial of APG333 and made a milestone payment of $5.0 million in the fourth quarter of 2024.

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

Biologics Master Services Agreement — WuXi Biologics (Hong Kong) Limited

In June 2022, Paragon and WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”) entered into a biologics master services agreement (the “WuXi Biologics MSA”), which was subsequently novated to us by Paragon in the second quarter of 2023. The WuXi Biologics MSA governs all development activities and GMP manufacturing and testing for zumilokibart (APG777), APG990, APG333 and APG808, as well as potential future product candidates, on a work order basis. Under the WuXi Biologics MSA, we are obligated to pay WuXi Biologics a service fee and all non-cancellable obligations in the amount specified in each work order associated with the agreement for the provision of services.

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

Cell Line License Agreement — WuXi Biologics (Hong Kong) Limited

In June 2022, Paragon and WuXi Biologics entered into a cell line license agreement (the “Cell Line License Agreement”), which was subsequently novated to us by Paragon in the second quarter of 2023. Under the Cell Line License Agreement, we received a non-exclusive, worldwide, sublicensable license to certain of WuXi Biologics’ know-how, cell line, biological materials (the “WuXi Biologics Licensed Technology”) and media and feeds to make, have made, use, sell and import certain therapeutic products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the “WuXi Biologics Licensed Products”). Specifically, the WuXi Biologics Licensed Technology is used to manufacture zumilokibart (APG777), APG990, APG333 and APG808.

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

Master Services Agreement and Project Specific Agreements — Samsung Biologics Limited

In March 2025, we entered into a Master Services Agreement (the “Samsung Biologics MSA”), made effective as of February 28, 2025, with Samsung Biologics Co., Ltd. (“Samsung Biologics”), pursuant to which Samsung Biologics will manufacture and supply us with zumilokibart (APG777) drug substance (the “Samsung Biologics Product”) for clinical development and commercial sale, if approved. We are obligated to pay Samsung Biologics service fees for each manufactured batch, as well as the costs of materials purchased by Samsung Biologics and expenses including testing and storage, which such costs and fees will be specified in Project Specific Agreements (each a “PSA”).

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

In February 2026, the Company entered into a separate PSA with Samsung that would provide for the commercial manufacture of zumilokibart drug substance should the program eventually receive regulatory approval. If specific circumstances render Apogee unable to proceed with commercial distribution, the PSA provides for Samsung to receive compensation, including for contractually obligated expenses, and an exit fee in the high single-digit millions.

For additional detail regarding the agreements described above, see the section titled “Notes to Consolidated Financial Statements—Other Significant Agreements” included elsewhere in this Annual Report.

Competition

The biotechnology and biopharmaceutical industries are characterized by continuing technological advancement and significant competition. While we believe that our product candidates, technology, development experience and scientific knowledge provide us with competitive advantages, we face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Many of the companies with which we are currently competing or will complete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific, clinical and management personnel, establishing clinical trial sites, patient enrollment for clinical trials as well as in acquiring technologies complementary to, or necessary for, our programs. Key competitive factors affecting the success of all our product candidates that we develop, if approved, are likely to be efficacy, safety, convenience, presentation, price, the level of generic competition and the availability of reimbursement from government and other third-party payors. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Specifically, there are several companies, including major pharmaceutical companies, developing or marketing treatments that may be approved for the same indications and/or disease as our product candidates. We are early in the clinical development stage of our product candidates and there can be no assurance that our product candidates will have similar or comparable results.

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

We are also aware of several product candidates in clinical development for AD, including but not limited to:

•
Phase 3: Amlitelimab, an OX40L mAb, by Sanofi; and rocatinlimab, a T-cell rebalancing mAb that targets the OX40 receptor, by Kyowa Kirin Co., Ltd.; and
•
Phase 2: rezpegaldesleukin, an anti-IL-2, by NEKTAR; temptokibart, an anti-IL-22R, by LEO Pharma; KT-621, an oral STAT6 degrader, by Kymera; GHZ339, an anti-IL-13/IL-18, by Novartis; EVO756, an MRGPRX2 inhibitor, by Evommune; PF-08049820, a STAT6 inhibitor, by Pfizer; lunsekimig, an anti-IL-13/TSLP nanobody, by Sanofi; IMG-007, an anti-OX40, by InmageneBio; and galvokimig an anti-IL-13/IL-17AF, by UCB; EVO301, an anti-IL-18 fusion protein, by Evommune; camoteskimab, an anti-IL-18, by Apollo; donzakimig, an anti-IL-13/IL-22, by UCB.

Advanced therapy penetration in AD is currently expected to ramp up from 8% in 2022 to approximately 25% by 2032. With more convenient and patient-friendly dosing, and potentially better efficacy, we believe that the market for future penetration of biologics could expand even beyond the projected 25%.

There are several approved products for the treatment of asthma, including dupilumab, an IL-4Rα mAb marketed as DUPIXENT by Sanofi/Regeneron, omalizumab, an anti-IgE mAb marketed as XOLAIR by Genentech/Novartis, mepolizumab, an anti-IL-5 mAb marketed as NUCALA by GSK, reslizumab, an anti-IL-5 mAb marketed as CINQAIR by Teva, benralizumab, an anti-IL-5Rα mAb marketed as FASENRA by AstraZeneca, tezepelumab, an anti-TSLP mAb marketed as TEZSPIRE by Amgen/AstraZeneca, and depemokimab, an anti-IL-5 mAb marketed as EXDENSUR by GSK.

We are also aware of several product candidates in clinical development for asthma, including but not limited to:

•
Phase 3: GB-0895, a TSLP mAb, by Generate Bio; and
•
Phase 2: Lunsekimig, a IL-13/TSLP nanobody, by Sanofi, PF-07275315, an anti-IL-4/IL-13/TSLP multispecific, by Pfizer, amlitelimab, an anti-OX40L mAb, by Sanofi, verekitug, an anti-TSLPR mAb, by Upstream Bio, rocatinlimab, an anti-OX40 mAb, by Amgen, BEL512, an anti-IL-13/TSLP bispecific, by Bellenos Bio, WIN378, an anti-TSLP mAb, by Winward Bio, solrikitug, a anti-TSLP mAb, by Uniquity, KT-621, an oral STAT6 degrader, by Kymera Therapeutics, rademikibart, an anti-IL-4Rα mAb, by Connect Bio, atuliflapon, an oral FLAP inhibitor, by AstraZeneca, povorcitinib, an oral JAK1 inhibitor, by Incyte.

The only available biologic for the treatment of EoE is DUPIXENT. There are several approved products for COPD, including DUPIXENT, NUCALA and OHTUVAYRE (ensifentrine), a PDE3/PDE4 inhibitor from Verona Pharma.

We are aware of several other biologics in development that are implicated in the disease pathways targeted by our current product candidates, including but not limited to:

•
Phase 3: mepolizumab, an anti-IL-5 mAb from GSK; itepekimab, an anti-IL-33 mAb from Sanofi/Regeneron; tozorakimab, an anti-IL-33 mAb from AstraZeneca; benralizumab, an anti-IL-5R mAb, from AstraZeneca; tezepelumab, a anti-TSLP mAb from AstraZeneca/Amgen; and astegolimab, an anti-ST2 mAb from Roche.

Manufacturing and Supply

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. All of our preclinical and clinical drug supply development, manufacturing, storage, distribution and testing are outsourced to third-party manufacturers and facilities. Our manufacturing strategy enables us to more efficiently direct financial resources to the research, development, and commercialization of our product candidates rather than diverting resources to internally develop and maintain manufacturing facilities. As our product candidates advance through development, we expect to enter into longer-term commercial supply agreements with key suppliers and manufacturers to fulfill and secure our supply needs.

With our contract development and manufacturing organizations, we have developed, or expect to develop, high yield, industry standard mAb drug manufacturing processes suitable for preclinical supply, as well as clinical and commercial scale manufacturing. We have developed, or expect to develop, industry standard sterile liquid drug product formulations, presentations, and manufacturing processes to enable SQ delivery of all of our planned clinical development candidates. We have successfully manufactured zumilokibart (APG777) drug substance at commercial scale for clinical trial use, and we have successfully manufactured zumilokibart drug product at clinical scale with acceptable yields for near-term, planned clinical trials. Our formulation for zumilokibart is suitable for SQ injection. By the time of commercialization, we expect zumilokibart to be administered via a pre-filled syringe and/or autoinjector. We use a similar approach to the development and supply for the following product candidates: APG990 (as a combination partner with zumilokibart for APG279), APG333 (as a combination partner with zumilokibart for APG273), and APG808. APG990, APG333, and APG808 drug substance and drug product have been successfully manufactured at clinical scale with acceptable yields for use in our planned clinical trials.

While we expect to continue to devote significant resources to process development, scale-up, manufacturing resupply and registration-enabling validation activities for zumilokibart, we believe the manufacturing processes for mAbs such as zumilokibart are well established and should not create meaningful impediments to either clinical development or commercial launch. We have created redundancy in our clinical supply by contracting with second source drug substance and drug product manufacturers. We currently have two sources for our preclinical and clinical supply of zumilokibart drug substance and drug product, and have entered into agreement for the commercial supply of zumilokibart drug substance should the product candidate eventually receive regulatory approval, and we are working to finalize the terms of our potential commercial supply arrangement for zumilokibart drug product. We have a sole source relationship for our preclinical and clinical supply of APG990 (as a combination partner with zumilokibart for APG279), APG333 (as a combination partner with zumilokibart for APG273), and APG808 drug substance and drug product. We will continue to identify additional drug substance and drug product contract manufacturers to ensure that we will have sufficient capacity as well as redundancy within our supply chain to avoid product shortages in the future due to geopolitical uncertainties and other risks. We will also continue to invest in development activities to ensure an acceptable cost of goods. We will also continue to apply mitigation strategies to ensure minimal disruption to our manufacturing supply due to any future global raw material supply chain shortages. We believe there are multiple sources for the raw materials required for the manufacture of our product candidates. While any reduction or halt in the supply of raw materials, drug substance or drug product could limit our ability to develop our product candidates until a replacement supplier or contract manufacturer is found and qualified, we believe that we have or will be able to manufacture sufficient clinical supply of zumilokibart, APG990 (as a combination partner with zumilokibart for APG279), APG333 (as a combination partner with zumilokibart for APG273), and APG808, as well as future pipeline products, to support our planned clinical trials, and have access to sufficient manufacturing capacity to support our planned clinical development program.

In light of the BIOSECURE Act, which prohibits federal agencies from entering into procurement contracts with an entity that uses biotechnology equipment or services from a biotechnology company of concern, we continue to take risk mitigation measures to reduce our supply chain risk in the event that WuXi Biologics, Samsung Biologics or one of our other manufacturers or other supply chain vendors is impacted, including by continuing to identify and select additional source suppliers, including those based in the U.S. and EU, for our contract development, manufacturing, testing, and storage needs. We will also continue to closely monitor geopolitical risk and implement additional mitigation plans and supply chain redundancies, as needed. See the section titled, Risk Factor - Risks Related to Our Reliance on Third Parties - “We currently rely, and plan to rely in the future, on third parties to conduct and support our preclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our programs.”

Intellectual Property

Overview

We strive to protect the proprietary product candidates and technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our product candidates, their methods of use, related technologies, diagnostics, and other inventions.

Patent Rights Relating to Our IL-13 Program

As of January 31, 2026, we own eight patent families directed to antibodies that target IL-13, including zumilokibart (APG777), pharmaceutical formulations and compositions, and methods of using those antibodies. The first patent family is directed to compositions of matter and includes patent applications filed in the U.S. and in foreign jurisdictions including Europe, Japan and China. A U.S. patent in this family issued on July 15, 2025; it is U.S. Patent No. 12,358,979. We expect this patent to expire on June 16, 2043, absent any applicable patent term extension. If other patents issue from this family we would expect these patents to expire in 2043, absent any applicable patent term extensions. The second patent family is directed to methods of using zumilokibart and includes patent applications filed in the U.S. and in foreign jurisdictions, including Europe, Japan and China. If any of these patent applications mature into one or more issued patents, we would expect those patents to expire in 2044, absent any applicable patent term extensions. The third patent family is directed to pharmaceutical formulations containing zumilokibart and includes a Patent Cooperation Treaty (“PCT”) application. If the PCT application is pursued in the U.S. or any foreign jurisdictions and matures into one or more issued patents, we would expect those patents to expire in 2044, absent any applicable patent term extensions. The fourth patent family is directed to other zumilokibart compositions and includes a PCT application and applications filed in Argentina and Taiwan. If the PCT application is pursued in the U.S. or any foreign jurisdictions and matures into one or more issued patents, or the Argentina or Taiwan applications mature into one or more issued patents, we would expect those patents to expire in 2044, absent any applicable patent term extensions. The fifth patent family is directed to methods of administering zumilokibart and includes a PCT application. If the PCT application is pursued in the U.S. or any foreign jurisdictions and matures into one or more issued patents, we would expect those patents to expire in 2045, absent any applicable patent term extensions. The sixth patent family is directed to compositions of zumilokibart in combination with hyaluronidase or a variant thereof and includes a PCT application. If the PCT application is pursued in the U.S. or any foreign jurisdictions and matures into one or more issued patents, we would expect those patents to expire in 2045, absent any applicable patent term extensions. The seventh patent family is directed to the administration of zumilokibart to treat asthma and includes a PCT application. If the PCT application is pursued in the U.S. or any foreign jurisdictions and matures into one or more issued patents, we would expect those patents to expire in 2046, absent any applicable patent term extensions. The remaining patent family is directed to compositions of anti-IL-13 antibodies and, as of January 31, 2026, includes one provisional application. If this provisional application is pursued non-provisionally and matures into one or more issued patents, we would expect those patents to expire in 2046, absent any applicable patent term extensions.

Patent Rights Relating to Our OX40L Program

As of January 31, 2026, we own four patent families directed to antibodies that target OX40L, including APG990, and methods of using those antibodies and formulations thereof. The first patent family has applications pending in the U.S. and in foreign jurisdictions including Europe, Japan and China. If any of these applications matures into one or more issued patents, we would expect those patents to expire in 2044, absent any applicable patent term extensions. The second patent family is directed to methods of administering anti-OX40L antibodies and includes a PCT application. If the PCT application is pursued in the U.S. or any foreign jurisdiction and matures into one or more issued patents, we would expect those patents to expire in 2045, absent any applicable patent term extensions. The third patent family is directed to compositions of APG990 in combination with hyaluronidase or a variant thereof and includes a U.S. application. If the U.S. application matures into an issued patent, we would expect that patent to expire in 2045, absent any applicable patent term extensions. The fourth patent family is directed to pharmaceutical formulations including APG990 and includes a PCT application. If the PCT application is pursued in the U.S. or any foreign jurisdiction and matures into one or more issued patents, we would expect those patents to expire in 2045, absent any applicable patent term extensions.

Patent Rights Relating to Our TSLP Program

As of January 31, 2026, we have licensed one patent family from Paragon directed to antibodies that target TSLP that have half-life extending mutations made to the Fc region of the antibody. This family includes applications in the U.S., Europe, Japa and China. If these applications are pursued and mature into one or more issued patents, we would expect those patents to expire in 2044, absent any applicable patent term extensions. We have also licensed one patent family from Paragon directed to antibodies that target TSLP, including APG333, and methods of using those antibodies. This family includes a PCT application and applications filed in Argentina and Taiwan. If this PCT application is pursued in the U.S. or any foreign jurisdiction and matures into one or more issued patents, or the Argentinian or Taiwanese applications are pursued and mature into one or more issued patents, we would expect those patents to expire in 2045, absent any applicable patent term extensions. We also own two patent families directed to anti-TSLP antibodies, including APG333. One family is directed to methods of administering anti-TSLP antibodies, including APG333, and includes a PCT application. If the PCT application is pursued in the U.S. or any foreign jurisdiction and matures into one or more issued patents, we would expect those patents to expire in 2045, absent any applicable patent term extensions. The other family is directed to compositions of anti-TSLP antibodies such as APG333 in combination with hyaluronidase or a variant thereof and includes a U.S. application. If the U.S. application matures into an issued patent, we would expect that patent to expire in 2045, absent any applicable patent term extensions.

Patent Rights Relating to Our IL‑4Ra Program

As of January 31, 2026, we own four patent families directed to antibodies that target IL-4Ra, including APG808, and methods of using those antibodies. The first patent family includes applications filed in the U.S. and in foreign jurisdictions including Europe, Japan and China. If any of these applications matures into one or more issued patents, we would expect those patents to expire in 2044, absent any applicable patent term extensions. The second patent family is directed to methods of using APG808 and includes a PCT application. If the PCT application is pursued in the U.S. or any foreign jurisdictions and matures into one or more issued patents, we would expect those patents to expire in 2045, absent any applicable patent term extensions. The third patent family is directed to compositions of APG808 in combination with hyaluronidase or a variant thereof and includes a PCT application. If the PCT application is pursued in the U.S. or any foreign jurisdictions and matures into one or more issued patents, we would expect those patents to expire in 2045, absent any applicable patent term extensions. The fourth patent family is directed to combinations of anti-IL-4Ra and anti-TSLP or anti-TSLPR antibodies and, as of January 31, 2026, includes two provisional applications. If these provisional applications are pursued non-provisionally and mature into one or more issued patents, we would expect those patents to expire in 2046, absent any applicable patent term extensions.

Patent Rights Relating to Our Combination Programs

As of January 31, 2026, we own seven patent families directed to combinations of zumilokibart, APG990 (as a combination partner with zumilokibart for APG279), APG333 (as a combination partner with zumilokibart for APG273), and/or APG808, methods of administration and/or pharmaceutical formulations and compositions thereof. The first family is directed to combinations of anti-IL-13 antibodies and anti-OX40L antibodies and includes a PCT application, as well as applications in Argentina and Taiwan. If the PCT application is pursued in the U.S. or any foreign jurisdiction and matures into one or more issued patents, or if the Argentinian or Taiwanese applications mature into one or more issued patents, we would expect those patents to expire in 2045, absent any applicable patent term extensions. The second family is directed to combinations of anti-IL-4Ra antibodies and anti-OX40L antibodies and includes a PCT application. If the PCT application is pursued in the U.S. or any foreign jurisdiction and matures into one or more issued patents, we would expect those patents to expire in 2045, absent any applicable patent term extensions. The third family is directed to co-formulations of anti-IL-13 antibodies such as zumilokibart and anti-OX40L antibodies such as APG990 and includes a PCT application. If the PCT application is pursued in the U.S. or any foreign jurisdiction and matures into one or more issued patents, we would expect those patents to expire in 2045, absent any applicable patent term extensions. The fourth family is directed to combinations of anti-IL-13 antibodies such as zumilokibart and anti-TSLP antibodies such as APG333 in further combination with hyaluronidase or a variant thereof and includes a PCT application. If the PCT application is pursued in the U.S. or a foreign jurisdiction and matures into one or more issued patents, we would expect those patents to expire in 2045, absent applicable patent term extensions. The fifth family is directed to combinations of anti-IL-4Ra antibodies such as APG808 and anti-TSLP antibodies such as APG333 in further combination with hyaluronidase or a variant thereof and includes a PCT application. If the PCT application is pursued in the U.S. or a foreign jurisdiction and matures into one or more issued patents, we would expect those patents to expire in 2045, absent any applicable patent term extensions. The sixth family is directed to combinations of anti-OX40L antibodies such as APG990 and anti-TSLP antibodies such as APG333 in further combination with hyaluronidase or a variant thereof and includes a U.S. application. If the U.S. application is pursued and matures into one or more issued patents, we would expect those patents to expire in 2045, absent any applicable patent term extensions. The seventh family is directed to methods of administering anti-IL-13 antibodies such as zumilokibart in combination with anti-OX40L antibodies such as APG990 and, as of January 31, 2026, includes three provisional applications. If these provisional applications are pursued non-provisionally and mature into one or more issued patents, we would expect those patents to expire in 2046, absent any applicable patent term extensions. We have also licensed three patent families from Paragon directed to combinations of APG333 with zumilokibart, APG808 and APG990 and methods of using those combinations. Each of the three families includes a PCT application, as well as applications in Argentina and Taiwan. If the PCT application is pursued in the U.S. or a foreign jurisdiction and matures into one or more issued patents, or if the Argentinian or Taiwanese patent applications mature into one or more issued patents, we would expect those patents to expire in 2045, absent any applicable patent term extensions.

In addition, we have four other patent families that are directed to half-life-extended antibodies to different targets. As of January 31, 2026, each of these four patent families has between one and two provisional applications filed. If these provisional applications are pursued non-provisionally and mature into one or more issued patents, we would expect those patents to expire in 2046, absent any applicable patent term extensions.

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

Employees and Human Capital Resources

As of December 31, 2025, we had 261 full-time employees, 57 of whom have Ph.D. or M.D. degrees. Of these full-time employees, 191 employees are engaged in research and development. We also retain independent contractors as needed to support our organization’s needs. None of our employees are represented by labor unions or covered under collective bargaining agreements. We consider our relationship with our employees to be good.

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

Preclinical and Clinical Development

Prior to beginning any clinical trial with a product candidate in the United States, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol or protocols for preclinical studies and clinical trials. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product, chemistry, manufacturing and controls information, and any available human data or literature to support the use of the investigational product. In April 2025, the FDA published a roadmap to reduce animal testing in preclinical safety studies, including those required in INDs, with scientifically validated new approach methodologies (“NAMs”). An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30‑day period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

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

In addition, under the Pediatric Research Equity Act (“PREA”), a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The Food and Drug Administration Safety and Innovation Act requires that a sponsor who is planning to submit a marketing application for a biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial pediatric study plan (“PSP”) within 60 days after an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted, except that the PREA will apply to an original BLA for a new active ingredient that is orphan-designated if the biologic is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that the FDA determines to be substantially relevant to the growth or progression of a pediatric cancer.

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

Regulation of Combination Products

Certain therapeutic products are comprised of multiple components, such as drug components, biologic components, and device components, that would normally be subject to different regulatory frameworks by the FDA and frequently regulated by different centers at the FDA. These products are known as combination products. Under the FDCA, the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. The determination of which center will be the lead center is based on the “primary mode of action” of the combination product. Thus, if the primary mode of action of a drug/biologic-device combination product is attributable to the drug or biological product, the FDA center responsible for premarket review of the drug or biological product would have primary jurisdiction for the combination product. The FDA has also established the Office of Combination Products to address issues surrounding combination products and provide more certainty to the regulatory review process. That office serves as a focal point for combination product issues for agency reviewers and industry. It is also responsible for developing guidance and regulations to clarify the regulation of combination products, and for assignment of the FDA center that has primary jurisdiction for review of combination products where the jurisdiction is unclear or in dispute. A combination product with a primary mode of action attributable to the biologic component generally would be reviewed and approved pursuant to the biologic approval processes set forth in the FDCA. In reviewing the BLA for such a product, however, FDA reviewers would consult with their counterparts in the FDA’s Center for Devices and Radiological Health to ensure that the device component of the combination product met applicable requirements regarding safety, effectiveness, durability and performance. In addition, under FDA regulations, combination products with both device and drug/biologic components are subject to cGMP requirements applicable to both drugs and devices, including the Quality Management System Regulation applicable to medical devices.

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

Biosimilars and Reference Product Exclusivity

The Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act (“ACA”) includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are highly similar, or “biosimilar,” to or interchangeable with an FDA-approved reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

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

As discussed below, the Inflation Reduction Act of 2022 (the “IRA”) is a law that intends to foster generic and biosimilar competition and to lower drug and biologic costs.

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

The AKS prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under any federal healthcare program. The term remuneration has been interpreted broadly to include anything of value. The AKS has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand, and prescribers and purchasers on the other. The government often takes the position that to violate the AKS, only one purpose of the remuneration need be to induce referrals, even if there are other legitimate purposes for the remuneration. There are a number of statutory exceptions and regulatory safe harbors protecting some common commercial activities from AKS prosecution, but they are drawn narrowly and practices that involve remuneration, such as consulting agreements, for persons in a position to refer or recommend federally reimbursable healthcare business may be alleged to be intended to induce prescribing, purchasing or recommending, and may be subject to scrutiny if they do not qualify for an exception or regulatory safe harbor. Qualifying for a statutory exception or regulatory safe harbor requires satisfying all of the criteria for the exception or safe harbor. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the AKS, but it does increase the risk of regulatory scrutiny. Ultimately, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

The FCA, which can be enforced through civil whistleblower or qui tam actions, prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment of federal government funds, including in federal healthcare programs, that are false or fraudulent. Pharmaceutical and other healthcare companies have been prosecuted under these laws for engaging in a variety of different types of conduct that caused the submission of false claims to federal healthcare programs. Under the AKS, for example, a claim resulting from a violation of the AKS is deemed to be a false or fraudulent claim for purposes of the FCA.

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

Data Privacy and Security

Numerous state, federal, and foreign laws govern the collection, dissemination, use, access to, confidentiality, and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations, govern the collection, use, disclosure, and protection of health-related and other personal information and could apply to our operations or the operations of our partners.

For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations impose data privacy, security, and breach notification obligations on certain health care providers, health plans, and health care clearinghouses, known as covered entities, as well as their business associates and their covered subcontractors that perform certain services that involve using, disclosing, creating, receiving, maintaining, or transmitting individually identifiable protected health information (“PHI”) for or on behalf of such covered entities. These requirements imposed by HIPAA and HITECH on covered entities and business associates include entering into agreements that require business associates to protect PHI provided by the covered entity against improper use or disclosure, among other things; following certain standards for the privacy of PHI, which limit the disclosure of a patient’s past, present, or future physical or mental health or condition or information about a patient’s receipt of health care if the information identifies, or could reasonably be used to identify, the individual; ensuring the confidentiality, integrity, and availability of all PHI created, received, maintained, or transmitted in electronic form, to identify and protect against reasonably anticipated threats or impermissible uses or disclosures to the security and integrity of such PHI; and reporting of breaches of PHI to individuals and regulators.

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

In addition, state health information privacy laws, such as California’s Confidentiality of Medical Information Act, Washington’s My Health My Data Act, and the Connecticut Data Privacy Act (as amended by Public-Act 23-145) that govern the privacy and security of health-related information, specifically, may apply even when HIPAA does not and impose additional requirements.

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

In addition, certain state laws, such as the California Consumer Privacy Act of 2018 (“CCPA”), as amended by the California Privacy Rights Act of 2020, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA in various ways. Numerous other states have passed similar laws, but many differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. The CCPA applies to personal data of consumers, business representatives, and employees, and imposes obligations on certain businesses that do business in California, including to provide specific disclosures in privacy notices, and affords rights to California residents in relation to their personal information. Health information falls under the CCPA’s definition of personal information where it identifies, relates to, describes, or is reasonably capable of being associated with or could reasonably be linked, directly or indirectly, with a particular consumer or household and is included under a new category of personal information, “sensitive personal information”, which is offered greater protection. The CCPA and numerous other comprehensive privacy laws that have passed or are being considered in other states, as well as at the federal and local levels, exempt PHI that is subject to HIPAA; and others exempt covered entities and business associates subject to HIPAA altogether, further complicating compliance efforts, and increasing legal risk and compliance costs for us and the third parties upon whom we rely.

Additionally, our use of artificial intelligence (”AI”) and machine learning may be subject to laws and evolving regulations regarding the use of AI and machine learning, controlling for data bias, and antidiscrimination.

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

Coverage and Reimbursement

In the U.S. and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these product candidates and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow it to establish or maintain pricing sufficient to realize a sufficient return on its investment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.

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

In addition, net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we may commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

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

Healthcare Reform

The United States and some foreign jurisdictions are considering or have enacted a number of reform proposals to change the healthcare system. There is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by federal and state initiatives, including those designed to limit the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded health care programs, and increased governmental control of drug pricing.

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

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state measures designed to, among other things, reduce the cost of prescription drugs, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in May 2019, CMS adopted a final rule allowing Medicare Advantage Plans the option to use step therapy for Part B drugs, permitting Medicare Part D plans to apply certain utilization controls to new starts of five of the six protected class drugs, and requiring the Explanation of Benefits for Part D beneficiaries to disclose drug price increases and lower cost therapeutic alternatives, which went into effect on January 1, 2021. In May 2025, the Trump Administration renewed the idea of international reference pricing through an executive order entitled “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients,” which, among other things, directs the HHS and other agencies to communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for U.S. patients in line with comparably developed nations and to facilitate direct-to-consumer purchasing programs. The HHS subsequently issued guidance indicating the MFN target price will be the lowest price paid in an Organisation for Economic Co-operation and Development country with a gross domestic product (“GDP”) per capita of at least 60% of the U.S. GDP per capital. In addition, in December 2025, CMS proposed new drug payment models to lower drug prices for Medicare beneficiaries; under the models, CMS would explore potential adjustments to Medicare drug inflation rebate calculations by comparison to international drug pricing information. It is currently unclear whether and to what extent these measures will be implemented and what impact any such implementation would have on our business.

Notwithstanding the IRA, continued legislative and enforcement interest exists in the United States with respect to specialty drug pricing practices. Specifically, we expect government authorities to continue pushing for transparency to drug pricing, reducing the cost of prescription drugs under Medicare, reviewing the relationship between pricing and manufacturer patient programs, and reforming government program reimbursement methodologies for drugs.

Individual states in the U.S. have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

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

Regulation in the European Union

European Data Laws

The processing of personal data, including health-related personal data in the European Economic Area(“EEA”) is mainly governed by the provisions of the European General Data Protection Regulation (EU) 2016/679 (“GDPR”), and related data protection laws in individual EEA countries. In the United Kingdom, the processing of personal data is mainly governed by the GDPR as incorporated into UK law pursuant to the European Union (Withdrawal) Act 2018 (the “UK GDPR”). The GDPR and UK GDPR imposes a number of strict obligations and requirements for the processing, including collecting, analyzing and transferring, of personal data of individuals in the EEA or in the UK, in particular with respect to health data from clinical trials and adverse event reporting. The GDPR and UK GDPR include requirements relating to the legal basis of the processing (such as consent of the individuals to whom the personal data relates), the information provided to the individuals prior to processing their personal data, the personal data breaches which may have to be notified to the national data protection authorities and data subjects, the measures to be taken when engaging processors, and obligations relating to the security and confidentiality of the personal data.

EEA countries may also impose additional requirements in relation to the processing of health, genetic and biometric data through their national legislation.

In addition, the GDPR imposes specific restrictions on the transfer of personal data to countries outside of the EEA that are not considered by the European Commission (“EC”) to provide an adequate level of data protection. Appropriate safeguards are required to enable such transfers. Among the appropriate safeguards that can be used, the data exporter may use the standard contractual clauses (“SCCs”). When relying on the appropriate safeguards, data exporters, with the assistance of the data importers, are also required to conduct a transfer risk assessment to verify if anything in the law and/or practices of the third country may impinge on the effectiveness of the safeguards in the context of the transfer at stake and, if so, to identify and adopt supplementary measures that are necessary to bring the level of protection of the data transferred to the EU standard of essential equivalence. Where no supplementary measure is suitable, the data exporter should avoid, suspend or terminate the transfer. With regard to the transfer of data from the EEA to the United States, on July 10, 2023, the EC adopted its adequacy decision for the EU-US Data Privacy Framework. On the basis of the new adequacy decision, personal data can flow from the EEA to U.S. companies participating in the framework.

With regard to the transfer of data from the EEA to the UK, based on the EC’s adequacy decision of June 28, 2021 and subsequent renewals, personal data may continue to flow freely from the EEA to the UK on the basis that the UK is deemed to provide an adequate level of data protection until December 27, 2031. The adequacy decisions will automatically expire unless renewed.

With respect to transfers from the UK to other countries, these transfers are also subject to specific transfer rules under the UK regime. These UK international transfer rules broadly mirror the EU GDPR rules.

On February 2, 2022, the UK Secretary of State laid before the UK Parliament the international data transfer agreement (“IDTA”) and the international data transfer addendum to the EC’s standard contractual clauses for international data transfers (“UK Addendum”) and a document setting out transitional provisions. The IDTA and UK Addendum came into force on March 21, 2022 and are the primary UK-approved mechanisms for putting in place appropriate safeguards for UK restricted transfers, subject to transitional arrangements for legacy SCCs. Regarding transfers from the UK to the EEA, the UK Information Commissioner’s Office (“ICO”) guidance indicates that organizations do not need new arrangements. With regard to the transfer of personal data from the UK to the United States, the UK government has adopted an adequacy decision for the UK Extension to the EU-US Data Privacy Framework, the UK-US Data Bridge, which came into force on October 12, 2023. The UK-US Data Bridge recognizes the United States as offering an adequate level of data protection where the recipient is a U.S. organization certified to the EU-US Data Privacy Framework and participating in the UK Extension to the EU-US Data Privacy Framework.

Failure to comply with the requirements of the GDPR or UK GDPR and the related national data protection laws of the EEA countries may result in significant monetary fines for noncompliance of up to €20 million or £17.5 million (as applicable), 4% of the total worldwide annual turnover (for higher-tier infringements). This is enforced by ICO and is entirely separate from fines under EU GDPR. In addition, violations of national laws can trigger additional, administrative penalties, investigations, corrective orders, temporary or definitive bans, and, in some jurisdictions, and a number of criminal offenses for organizations and, in certain cases, their directors and officers, as well as civil liability claims from individuals whose personal data was processed.

Data protection authorities from the different EEA countries may still implement certain variations, enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing personal data in the EEA.

Furthermore, there are specific requirements relating to processing health data from clinical trials, including public disclosure obligations provided in the EU Clinical Trials Regulation No. 536/2014 (“CTR”), European Medicines Agency (“EMA”) disclosure initiatives and voluntary commitments by industry. Failure to comply with these obligations could lead to government enforcement actions and significant penalties against us, harm to our reputation, and adversely impact our business and operating results.

Drug and Biologic Development Process

Regardless of where they are conducted, all clinical trials included in applications for marketing authorization (“MA”) for human medicines in the EU/EEA must have been carried out in accordance with EU regulations. This means that clinical trials conducted in the EU/EEA have to comply with EU clinical trial legislation but also that clinical trials conducted outside the EU/EEA have to comply with ethical principles equivalent to those set out in the EEA, including adhering to international good clinical practice and the Declaration of Helsinki. The conduct of clinical trials in the EU is governed by the CTR, which entered into force on January 31, 2022. The CTR replaced the Clinical Trials Directive 2001/20/EC (“Clinical Trials Directive”) and introduced a complete overhaul of the existing regulation of clinical trials for medicinal products in the EU.

Under the CTR, a sponsor is able to submit a single application for approval of a clinical trial through a centralized EU clinical trials portal (the “Clinical Trials Information System” or “CTIS”). One national regulatory authority (the reporting EU member state proposed by the applicant) will take the lead in validating and evaluating the application consult and coordinate with the other concerned EU Member States. If an application is rejected, it may be amended and resubmitted through the EU clinical trials portal. If an approval is issued, the sponsor may start the clinical trial in all concerned EU Member States. However, a concerned EU member state may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in such member state. The CTR also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU database, including a layperson’s summary. Since January 31, 2023, submission of initial clinical trial applications via CTIS is mandatory and CTIS serves as the single entry point for submission of clinical trial-related information and data. As of January 31, 2025, all ongoing trials approved under the former Clinical Trials Directive need to comply with the CTR and have to be transitioned to CTIS.

Under the CTR, national laws, regulations, and the applicable GCP and GLP standards must also be respected during the conduct of the trials, including the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines on Good Clinical Practice and the ethical principles that have their origin in the Declaration of Helsinki. Under the current regime, all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial must be reported to the National Competent Authority and to the Ethics Committees of the EU member state where they occur.

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

To be used or sold in the UK, a drug must have an effective MA granted by the Medicines and Healthcare Products Regulatory Agency (“MHRA”) under the Human Medicines Regulations 2012 (SI 2012/1916), as amended. MA applications are submitted electronically via the MHRA Submissions Portal. Under the MHRA’s national assessment procedure, the MHRA generally aims to reach a decision within 210 “clock-on” days, excluding any “clock-stops” while the applicant prepares responses to MHRA questions.

On August 30, 2023, the MHRA published detailed guidance on its recently announced new International Recognition Procedure (“IRP”) for MAAs. The IRP has applied since January 1, 2024 and replaces existing EU reliance procedures to apply for authorizations from seven international regulators (e.g. Health Canada, Swiss Medic,

FDA, EMA, among others). The IRP allows medicinal products approved in other jurisdictions that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update a MA in the UK. Applicants can submit initial MAAs to the IRP but the procedure can also be used throughout the lifecycle of a product for post-authorization procedures including line extensions, variations and renewals.

Centralized Authorization Procedure

The centralized procedure provides for the grant of a single MA that is issued by the EC following the scientific assessment of the application by the EMA that is valid for all EU Member States as well as in the three additional EEA Member States (Norway, Iceland and Liechtenstein). The centralized procedure is compulsory for specific medicinal products, including for medicines developed by means of certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (gene therapy, somatic cell therapy, or tissue engineered medicines) and medicinal products with a new active substance indicated for the treatment of certain diseases (HIV/AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune diseases and other immune dysfunctions, and viral diseases). For medicinal products containing a new active substance not yet authorized in the EEA before May 20, 2004 and indicated for the treatment of other diseases, medicinal products that constitute significant therapeutic, scientific or technical innovations or for which the grant of a MA through the centralized procedure would be in the interest of public health at EU level, an applicant may voluntarily submit an application for a MA through the centralized procedure.

Under the centralized procedure, the CHMP is responsible for conducting the initial assessment of a drug. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. Under the centralized procedure, the timeframe for the evaluation of an MAA by the EMA’s CHMP is, in principle, 210 days from receipt of a valid MAA. However, this timeline excludes clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, so the overall process typically takes a year or more, unless the application is eligible for an accelerated assessment. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. Upon request, the CHMP can reduce the time frame to 150 days if the applicant provides sufficient justification for an accelerated assessment. The CHMP will provide a positive opinion regarding the application only if it meets certain quality, safety and efficacy requirements. This opinion is then transmitted to the EC, which has the ultimate authority for granting MA within 67 days after receipt of the CHMP opinion.

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

For the UK, the period of three years during which the drug has not been marketed in Great Britain will be restarted from the date of conversion to a Great Britain MA. Following Windsor Framework changes, which became effective January 1, 2025, European Commission Union authorizations are no longer valid in Northern Ireland and centrally authorized products are instead authorized by the MHRA under UK-wide marketing authorizations; existing licenses for product licensed by the MHRA that covers Great Britain only become geographically valid UK-wide while retaining their license number/prefix.

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

On April 26, 2023, the EC submitted a proposal for the reform of the European pharmaceutical legislation and negotiations are still ongoing. The timing for finalization of these negotiations and entry into force are unclear.

The current drafts envisage:

•
a shortening of the periods of data exclusivity from eight to six years(with transferable vouchers for an additional year of market protection as an incentive for the development of new antibiotics);
•
earlier regulatory guidance and extension of market exclusivity for orphan medicines (depending on certain conditions);

•
four-year data exclusivity for additional indications of existing products; and
•
rules governing the availability of products (including shortage prevention plans and some supply obligations for manufacturers).

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

In the UK, following the post-Brexit transition period, a system for incentivizing the development of orphan medicines was introduced. Overall, the requirements for orphan designation largely replicate the requirements in the EU and the benefit of market exclusivity has been retained. Products with an orphan designation in the EU can be considered for an orphan MA in Great Britain and, marketing authorizations granted for products that fulfil UK orphan criteria are valid UK-wide regardless of whether there is an EU orphan designation. The MHRA will review applications for orphan designation at the time of a MA, and will offer incentives, such as market exclusivity and full or partial refunds for MA fees to encourage the development of medicines in rare diseases. Separately, the MHRA has stated that it is considering updating its licensing framework for orphan medicines, with a draft framework expected by spring 2026.

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

In the UK, the MHRA has published guidance on the procedures for UK PIPs which, where possible, mirror the submission format and requirements of the EU system. From January 1, 2025, EU pediatric requirements are addressed via Windsor Framework categorization: for Category 2 products, both UK and EU pediatric requirements apply, and an EU-agreed PIP must also be in place (unless waived).

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

These pharmacovigilance rules can impose on holders of MAs the obligation to conduct a labor intensive collection of data regarding the risks and benefits of marketed medicinal products and to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical studies or post-authorization safety studies to obtain further information on a medicine’s safety, or to measure the effectiveness of risk-management measures, which may be time consuming and expensive and could impact our profitability. MA holders must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance, who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of Periodic Safety Update Reports (“PSURs”) in relation to medicinal products for which they hold MAs. The EMA reviews PSURs for medicinal products authorized through the centralized procedure. If the EMA has concerns that the risk benefit profile of a product has varied, it can adopt an opinion advising that the existing MA for the product be suspended, withdrawn or varied. The agency can advise that the MA holder be obliged to conduct post-authorization Phase IV safety studies. If the EC agrees with the opinion, it can adopt a decision varying the existing MA. Failure by the MA holder to fulfill the obligations for which the EC’s decision provides can undermine the ongoing validity of the MA.

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

On October 27, 2025, the Council of the European Union approved a framework for compulsory licensing of crisis-relevant products (including medicinal products) in crisis situations. While the proposal focuses on voluntary agreements with intellectual property rights holders, it includes rules on compulsory licensing as a measure of last resort upon activation / declaration of a crisis or emergency mode. The European Parliament has not yet voted on the proposal.

Sales and Marketing Regulations

The advertising and promotion of our products is also subject to EU laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other national legislation of individual EU Member States may apply to the advertising and promotion of medicinal products and may differ from one country to another. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s SmPC as approved by the competent regulatory authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. It forms an intrinsic and integral part of the MA granted for the medicinal product. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion. All advertising and promotional activities for the product must be consistent with the approved SmPC and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription-only medicines is also prohibited in the EU. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on its promotional activities with healthcare professionals. EU regulation with regards to dispensing, sale and purchase of medicines has generally been preserved in the UK following Brexit, through the Hazardous Material Regulations. However, organizations wishing to sell medicines online need to register with the MHRA. Following Brexit, the requirements to display the common logo no longer apply to UK-based online sellers, except for those established in Northern Ireland.

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
•
We are substantially dependent on the success of our programs, zumilokibart (APG777), APG279, APG273, APG990, APG333 and APG808, and our ongoing and anticipated clinical trials of such programs may not be successful.
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

In addition, as our business grows, we may encounter unforeseen expenses, restrictions, difficulties, complications, delays and other known and unknown factors. We continue to work to transition from a company with an early research and development focus to a company capable of supporting larger scale clinical trials and eventually commercial activities. We may not be successful in such a transition.

We will require substantial additional capital to finance our operations in the future. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our development programs or future commercialization efforts.

Developing biotechnology products is a very long, time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for our programs, zumilokibart, APG279, APG273, APG990, APG333 and APG808, and any future programs and product candidates. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities to launch any such product. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies to perform preclinical studies or clinical trials in addition to those that we are currently conducting or anticipate.

Because the design of our planned and anticipated clinical trials, as well as the outcome of our ongoing, planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of funding that will be necessary to successfully complete the development and commercialization of any program we develop. Our future capital requirements depend on many factors, including but not limited to:

•
the rate of progress in the development of our zumilokibart, APG279, APG273, APG990, APG333 and APG808 programs, including for expansion indications beyond AD, asthma and EoE;
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
•
the continuation of our existing collaborations and licensing and other arrangements and entry into new collaborations and licensing and other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
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

We do not have any committed external sources of funds and adequate additional financing may not be available to us on acceptable terms, or at all. We may be required to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financing may dilute our stockholders or the failure to obtain such financing may restrict our operating activities. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our business. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect your rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through strategic collaborations, licensing arrangements, royalty financings or other collaborations with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. Our ability to raise additional capital may be adversely impacted by global macroeconomic conditions and volatility in the credit and financial markets in the United States and worldwide, including resulting from tariffs and trade restrictions, public health crises, the conflict between Russia and Ukraine or the conflicts in the Middle East. For example, escalating trade tensions, uncertainty around interest rates and regulatory uncertainty have caused significant market volatility in recent months, and particularly in the biotechnology and biopharmaceutical industries, which such volatility can have an adverse effect on the ability to raise capital. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may be required to delay, limit, suspend or terminate our product development programs. Our failure to raise capital as and when needed or on acceptable terms could also have a negative impact on any future commercialization efforts or we may be required to grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market ourselves.

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

We have incurred significant net losses in each period since we commenced operations in February 2022. We generated net losses of $255.8 million and $182.1 million for the years ended December 31, 2025 and 2024. As of December 31, 2025, we had an accumulated deficit of $561.8 million. We expect to continue to incur significant losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

Risks Related to Discovery, Development and Commercialization

We face competition from entities that have developed or may develop programs for the diseases addressed by our product candidates.

The development and commercialization of drugs is highly competitive. Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. We compete with a variety of multinational biopharmaceutical companies, specialized biotechnology companies and emerging biotechnology companies, as well as academic institutions, governmental agencies, and public and private research institutions, among others. Many of the companies with which we are currently competing or will compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our competitors have developed, are developing or will develop programs and processes competitive with our programs and processes. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments that are in development and approved following the launch of our products. Our success will depend partially on our ability to develop and commercialize products that have a competitive safety, efficacy, dosing and/or presentation profile. Our commercial opportunity and success could be reduced or eliminated if competing products are safer, more effective, have a more attractive dosing profile or presentation or are less expensive than the products we develop, or if biosimilars enter the market more quickly than we do and are able to gain market acceptance. See the section titled “Business—Competition” in this Annual Report for a more detailed description of our competitors and the factors that may affect the success of our programs.

In addition, because of the competitive landscape for I&I indications, we may also face competition for clinical trial enrollment. Patient enrollment will depend on many factors, including if potential clinical trial patients choose to undergo treatment with approved products or enroll in competitors’ ongoing clinical trials for product candidates that are under development for the same indications as our product candidates. An increase in the number of approved products for the indications we are targeting with our programs may further exacerbate this competition. Our inability to enroll a sufficient number of patients could, among other things, delay our development timeline, which may further harm our competitive position.

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

We are substantially dependent on the success of our product candidates, zumilokibart, APG279, APG273, APG990, APG333 and APG808 and our ongoing and anticipated trials may not be successful.

Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, our product candidates, including zumilokibart, APG279, APG273, APG990, APG333 and APG808. We are investing a majority of our efforts and financial resources into the research and development of these product candidates and currently have ongoing clinical trials in zumilokibart, APG279, APG990, APG333, and APG808. The success of our product candidates is substantially dependent on observing a longer half-life of our product candidates in humans than other mAbs currently marketed and in development as we believe this longer half-life has the potential to result in a more favorable dosing schedule for our product candidates, assuming they successfully complete clinical development and obtain marketing approval. This is based in part on the assumption that the longer half-life we have observed in non-human primates (“NHPs”) will translate into an extended half-life of our product candidates in humans. To the extent we do not observe this extended half-life when we dose humans with our product candidates or if there are unexpected tolerability issues, including when dosed in combination, it would significantly and adversely affect the clinical and commercial potential of our product candidates.

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

The success of our product candidates will depend on a variety of factors. We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. Accordingly, we cannot assure you that we will ever be able to generate revenue through the sale of these products, even if approved. If we are not successful in commercializing zumilokibart, APG279, APG273, APG990, APG333, and APG808 including potential combinations of certain of our product candidates, or are significantly delayed in doing so, our business will be materially harmed.

If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our product candidates may be delayed and our expenses may increase and, as a result, our stock price may decline.

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement, receipt of interim results or completion of scientific studies and clinical trials, such as the expected timing for Phase 2 APEX Part A maintenance data and Phase 2 APEX Part B topline data, initiation of the Phase 3 trial of zumilokibart for AD, initiation of clinical trials of zumilokibart for asthma and EoE, and the Phase 1b head-to-head clinical trial of APG279 against DUPIXENT in AD, as well as the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. For example, we plan to conduct clinical trials in asthma and EoE with trial designs informed by the Phase 2 APEX Part B clinical trial of zumilokibart, as well as the Phase 1b clinical trial of zumilokibart in asthma, which will result in a delay to the previously communicated initiation timing of the zumilokibart Phase 2b clinical trials in asthma and EoE. This change in milestone timing and any inability to not meet other milestones as publicly announced, or at all, may delay the commercialization of our product candidates or commercialization may never be achieved and, as a result, our stock price may decline. Additionally, delays relative to our projected timelines are likely to cause overall expenses to increase, which may require us to raise additional capital sooner than expected and prior to achieving targeted development milestones.

Our approach to the discovery and development of our programs is unproven, and we may not be successful in our efforts to build a pipeline of product candidates with commercial value.

Our approach to the discovery and development of our programs leverages clinically validated mechanisms of action and incorporates advanced antibody engineering to optimize half-life and other properties designed to overcome limitations of existing therapies. Our programs are purposefully designed to improve upon existing product candidates and products while maintaining the same, well-established mechanisms of action. However, the scientific research that forms the basis of our efforts to develop programs using half-life extension technologies, including YTE and LS amino acid modification, is ongoing and may not result in viable product candidates. We have limited clinical data on product candidates utilizing YTE and LS half-life extension technologies, especially in I&I indications, demonstrating whether they are safe or effective for long-term treatment in humans. The long-term safety and efficacy of these technologies and the extended half-life and exposure profile of our product candidates compared to currently approved products is unknown.

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

Furthermore, a failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. Our clinical trials are subject to significant risk factors that can have a material and negative impact on outcomes, many of which are beyond our control. Such factors include unexpectedly high placebo rates, safety limitations and/or tolerability concerns. Other factors that can impact our clinical trial results include, without limitation, patient baseline demographics, clinical protocol adherence, and physician and patient scored outcome measures, among others. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. In addition, we expect to rely on patients to provide feedback on measures such as itch and quality of life, which are subjective and inherently difficult to evaluate. These measures can be influenced by factors outside of our control, and can vary widely from day-to-day for a particular patient, and from patient to patient and from site to site within a clinical trial.

We cannot be sure that the FDA will agree with our clinical development plan. We used the data from our Phase 1 trial of zumilokibart in healthy volunteers to support our Phase 2 trial in AD and plan to use such data to support Phase 2 trials in other I&I indications. If the FDA requires us to conduct additional trials, enroll additional patients, or imposes trial enrollment restrictions for zumilokibart or any of our other programs, our development timelines may be delayed. We cannot be sure that submission of an IND, biologics license application (“BLA”) or similar application will result in the FDA or comparable foreign regulatory authorities, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Events that may prevent successful or timely initiation or completion of clinical trials include: inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials; delays in reaching a consensus with regulatory authorities on study design or implementation of the clinical trials; delays or failure in obtaining regulatory authorization to commence a trial; delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites; delays in identifying, recruiting and training suitable clinical investigators; delays in obtaining required IRB approval at each clinical trial site; challenges and delays in activating planned clinical trial sites globally due to the impact of geopolitical tensions; delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our programs for use in clinical trials or the inability to do any of the foregoing; failure by our CROs, other third parties or us to adhere to clinical trial protocols; failure to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practice requirements (“GCPs”) or applicable regulatory guidelines in other countries; changes to the clinical trial protocols; clinical sites deviating from trial protocol or dropping out of a trial; changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data; transfer of manufacturing processes to larger-scale facilities operated by a contract manufacturing organization (“CMO“) and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and third parties being unwilling or unable to satisfy their contractual obligations to us.

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

We may experience difficulties in patient enrollment in our current and future clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients in current or future trials for any of our programs will depend on many factors, including if patients choose to enroll in clinical trials, rather than using approved products, or if our competitors have ongoing clinical trials for programs that are under development for the same indications as our programs, and patients instead enroll in such clinical trials. Also, if we are unable to enroll a sufficient number of patients with the necessary baseline characteristics, our placebo rates, clinical trial results and the patient population indicated on the label approved by the FDA could be impacted. Additionally, the number of patients required for clinical trials of our programs may be larger than we anticipate, especially if regulatory bodies require the completion of non-inferiority or superiority trials. Even if we are able to enroll a sufficient number of patients for our current or future clinical trials, we may have difficulty maintaining patients in our clinical trials. Our inability to enroll or maintain a sufficient number of patients would result in significant delays in completing clinical trials or receipt of marketing approvals and increased development costs or may require us to abandon one or more clinical trials altogether.

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

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects, adverse events or unexpected characteristics. While our preclinical studies in NHPs and those of our clinical trials for which we have disclosed data have not shown any such characteristics to date, we cannot assure you that the results of our clinical trials will not reveal such characteristics. If significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to such trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more programs altogether. For example, certain drugs targeting IL‑13, including zumilokibart, in the Part A portion of our APEX Phase 2 clinical trial, or IL-4Rα have demonstrated increased conjunctivitis in patients with AD. We, the FDA or other applicable regulatory authorities, or an IRB, may suspend any clinical trials of any program at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential products developed in the biotechnology industry that initially showed therapeutic promise in early-stage studies and trials have later been found to cause side effects that prevented their further development. Other potential products have shown side effects in preclinical studies, which side effects do not present themselves in clinical trials in humans. Even if the side effects do not preclude the program from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. In addition, an extended half-life could prolong the duration of undesirable side effects, which could also inhibit market acceptance. TEAEs could also affect patient recruitment or the ability of enrolled subjects to complete our clinical trials or could result in potential product liability claims. Potential side effects associated with our programs may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from our programs may not be normally encountered in the general patient population and by medical personnel. In addition, safety issues associated with competing products that target similar pathways could result in the FDA or comparable foreign regulatory authorities imposing restrictions on our clinical trials or product labeling or denying approval of our products. Any of these occurrences could harm our business, financial condition, results of operations and prospects significantly.

In addition, even if we successfully advance our programs or any future program through clinical trials, such trials will only include a limited number of patients and limited duration of exposure to our product candidates. As a result, we cannot be assured that adverse effects of our programs will not be uncovered when a significantly larger number of patients are exposed to the program after approval. Further, any clinical trials may not be sufficient to determine the effect and safety consequences of using our programs over a multi-year period.

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

For example, we are initially focused on our current programs, zumilokibart, APG279, APG273, APG990, APG333 and APG808, alone or in combination. As a result, we may forgo or delay pursuit of opportunities with other programs that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular program, we may relinquish valuable rights to that program through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such program.

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

For example, there are several approved products and product candidates in later stages of development for the treatment of AD, including DUPIXENT, EBGLYSS, ADBRY and NEMLUVIO in the United States and EU; all approved treatments for moderate-to-severe AD. However, our programs in development for AD incorporate advanced antibody engineering to optimize half-life of antibodies targeting IL-13 and OX40L; to date, no such antibody has been approved by the FDA for the treatment of AD. Market participants with significant influence over acceptance of new treatments, such as clinicians and third-party payors, may not adopt a biologic that incorporates half-life extension for our targeted indications, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any programs developed by us or our existing or future collaborators. An extended half-life may make it more difficult for patients to change treatments and there is a perception that half-life extension could exacerbate side effects, each of which may adversely affect our ability to gain market acceptance. Market acceptance of our programs will depend on many factors, including factors that are not within our control.

Sales of medical/pharmaceutical products also depend on the willingness of clinicians to prescribe the treatment. We cannot predict whether clinicians, clinicians’ organizations, hospitals, other HCPs, government agencies or private insurers will determine that our product is safe, therapeutically effective, cost effective or less burdensome as compared with competing treatments. If any current or future program is approved but does not achieve an adequate level of acceptance by such parties, we may not generate or derive sufficient revenue from that program and may not become or remain profitable.

Certain of our programs may compete with our other programs, which could negatively impact our business and reduce our future revenue.

We are developing monotherapy and combination programs which may compete with one another. For example, we are developing zumilokibart and APG279 for the same indication: AD, and may in the future develop our programs for other I&I indications. Each such program targets single or multiple mechanisms that could provide differentiation from standard of care or each other. Based on the distinct mechanisms of action, we are developing zumilokibart as a frontline treatment for patients with moderate-to-severe AD who have failed or have an inadequate response to topical corticosteroids. APG279 may serve as alternative treatments for frontline patients and/or patients who have failed or have inadequate responses to other treatment options. However, developing multiple programs for a single indication may negatively impact the commercial success of each individual program if the programs compete with each other. For example, if multiple programs are conducting clinical trials at the same time, they could compete for the enrollment of patients. In addition, if multiple programs are approved for the same indication, they may compete for the same patients, which could impact our product development timelines and limit our future revenue.

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

Collaborations or licensing arrangements that we enter into may not be successful, and any success will depend heavily on the efforts and activities of such collaborators or licensors. If any of our collaborators or licensors experiences delays in performance of, or fails to perform its obligations under their agreement with us, disagrees with our interpretation of the terms of such agreement or terminates their agreement with us, our pipeline and programs and development timeline could be adversely affected. If we fail to comply with any of the obligations under our collaborations or license agreements, including payment terms and diligence terms, our collaborators or licensors may have the right to terminate such agreements, in which event we may lose intellectual property rights and may not be able to develop, manufacture, market or sell the products covered by our agreements or may face other penalties under our agreements. Our collaborators and licensors may also fail to properly maintain or defend the intellectual property we have licensed from them, if required by our agreement with them, or even infringe upon, our intellectual property rights, leading to the potential invalidation of our intellectual property or subjecting us to litigation or arbitration, any of which would be time-consuming and expensive and could harm our ability to commercialize our product candidates. In addition, collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our programs and product candidates if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.

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

We have utilized and plan to continue to utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, contract testing labs and strategic partners, to conduct and support our preclinical studies and clinical trials under agreements with us. We will rely heavily on these third parties over the course of our preclinical studies and clinical trials, and we only control certain aspects of their activities. As a result, we will have less direct control over the conduct, timing and completion of these preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GCP regulations, and in some instances GLP regulations, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our programs in clinical development. If we or any of these third parties fail to comply with applicable GCP or GLP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with products produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our clinical trials will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether they devote sufficient time and resources to our programs. These third parties may be involved in mergers, acquisitions or similar transactions and may have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could negatively affect their performance on our behalf and the timing thereof and could lead to products that compete directly or indirectly with our current or future product candidates. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates.

Our reliance on foreign CMOs may expose us to supply chain disruption, delays in our clinical development programs, regulatory risks and increased costs, which may have a material adverse effect on our business, financial condition, results of operations and prospects.

We currently rely on foreign CMOs, including WuXi Biologics and Samsung Biologics, and will likely continue to rely on foreign CMOs in the future. Foreign CMOs may be subject to U.S. legislation, including the BIOSECURE Act, sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. Since February 2025, the United States government has imposed various tariffs on imports from China, South Korea and other countries and may impose more restrictions on goods, including biologically derived substances, manufactured in or imported from China, South Korea or impose other restrictions on companies’ ability to work with Chinese and South Korean biotechnology companies. To the extent these or future tariffs are applicable to the material we import from China, South Korea and other countries, our financial condition could be adversely affected.

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

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must currently rely on CMOs for developing, manufacturing and testing our product candidates. While we have manufactured zumilokibart drug substance at commercial scale, it has only been for use in clinical trials, and we have not yet demonstrated the ability to manufacture zumilokibart drug product or any of our other product candidates on a commercial scale and may not be able to successfully manufacture any of our product candidates for commercialization, if approved. We currently have two sources for our preclinical and clinical supply of zumilokibart drug substance and drug product and have entered into an agreement for the commercial supply of zumilokibart drug substance should the product candidate eventually receive regulatory approval, and we are working to finalize the terms of our potential commercial supply arrangement for zumilokibart drug product.We have a sole source relationship for our preclinical and clinical supply of APG990, APG333, and APG808 drug substance and drug product. If there should be any disruption in our supply arrangements, including any adverse events affecting our sole suppliers, it could have a negative effect on the clinical development of our product candidates and other operations while we work to identify and qualify alternate supply sources. We may not control the manufacturing process of, and may be completely dependent on, our contract manufacturing partners for compliance with cGMP requirements and any other regulatory requirements of the FDA or comparable foreign regulatory authorities for the manufacture of our product candidates. Beyond periodic audits, we have no control over the ability of our CMOs to maintain adequate quality control, quality assurance and other qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would require the incurrence of significant additional costs and materially adversely affect our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Similarly, our failure, or the failure of our CMOs, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates and harm our business and results of operations.

Moreover, our CMOs may experience manufacturing difficulties due to resource constraints, supply chain issues, human capital constraints or as a result of labor disputes or unstable political environments, including tariffs and restrictions imposed by the United States government and potential retaliatory measures by foreign governments, which impact goods required for the operation of their business. If any CMOs on which we will rely fail to manufacture quantities of our product candidates at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a cost that allows us to achieve profitability, our business, financial condition and prospects could be materially and adversely affected. In addition, our CMOs and other vendors are responsible for transporting temperature-controlled materials that can be inadvertently degraded during transport due to several factors, rendering certain batches unsuitable for trial use for failure to meet, among others, our integrity and purity specifications. We and any of our CMOs may also face product seizure or detention, refusal to permit the import or export of products or increased costs as a result of tariffs on imports imposed by the United States government. Our business could be materially adversely affected by business disruptions to our third-party providers that could materially adversely affect our anticipated timelines, potential future revenue and financial condition and increase our costs and expenses. Each of these risks could delay or prevent the completion of our preclinical studies and clinical trials or the approval of any of our product candidates by the FDA, resulting in higher costs or adversely impacting commercialization of our products. See the section titled “Business-Manufacturing and Supply” in this Annual Report for a more detailed description of our manufacturing and supply plans and assumptions and the factors that may affect the success of our product candidates.

We intend to deliver our product candidates via a pre-filled syringe, autoinjector or other drug delivery device presentation that will have its own regulatory, development, supply and other risks.

We intend to deliver our product candidates via a pre-filled syringe, autoinjector or other drug delivery device presentation. There may be unforeseen technical complications related to the development activities required to bring such a product to market. Our product candidates may not be approved or may be substantially delayed in receiving approval if the device presentations do not gain and/or maintain their own regulatory approvals or clearances. Where approval of the drug product and device presentation is sought under a single application, the increased complexity of the review process may delay approval. In addition, our drug delivery device presentation for zumilokibart is provided by a single-source unaffiliated third-party. We are dependent on the sustained cooperation and effort of that third-party and any other third-party companies we may contract with in the future, both, to supply the device presentation and, in some cases, to conduct the studies required for approval or other regulatory clearance of the device presentation. Even if approval is obtained, we may also be dependent on those third-party companies continuing to maintain such approvals or clearances once they have been received. Failure of third-party companies to supply the device presentation, to successfully complete studies on the devices in a timely manner, or to obtain or maintain required approvals or clearances of the device presentation could result in increased development costs, delays in or failure to obtain regulatory approval and delays in product candidates reaching the market or in gaining approval or clearance for expanded labels for new indications.

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

Our future growth may depend, in part, on our ability to develop and commercialize our product candidates in foreign markets for which we may rely on collaboration with third parties. Recent and ongoing changes in the United States trade policy with foreign countries, including the continued uncertainty surrounding U.S. tariffs and potential retaliatory measures by foreign governments may disrupt the global supply chain for biopharmaceutical products. If tariffs, trade restrictions, or other trade related measures are ultimately applied to materials used in our clinical development programs or commercial supply chain, our cost on development and commercialization may increase, our ability to source critical CMOs to manufacture product candidates may be limited, and our clinical development timeline may be delayed.

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

We may implement a variety of security measures designed to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and those of our third-party CROs, other contractors (including sites performing our clinical trials), third party service providers and supply chain companies, and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties, including attacks enhanced or facilitated by AI, which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data.

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

We, and third parties who we work with are or may become subject to numerous domestic and foreign laws, regulations, and standards relating to privacy, data protection, and data security, the scope of which is changing, subject to differing applications and interpretations, and may be inconsistent among countries, or conflict with other rules. We are or may become subject to the terms of contractual obligations related to privacy, data protection, and data security. Our obligations may also change or expand as our business grows. The actual or perceived failure by us or third parties related to us to comply with such laws, regulations and obligations could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines and penalties, result in reputational harm, lead to a loss of customers, result in litigation and liability, and otherwise cause a material adverse effect on our business, financial condition, and results of operations. See the section titled “Business—Government Regulation—Data Privacy and Security” in this Annual Report for a more detailed description of the laws that may affect our ability to operate.

Additionally, our employees and personnel have begun to use generative AI technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits and has the potential to result in bias, miscalculations, data errors and other unintended consequences. Furthermore, any confidential information that is disclosed to a third-party generative AI platform or vendor that uses generative AI could be leaked or disclosed to others, including sensitive information that is used to train the third parties' model, which may impact our ability to realize the benefits of our intellectual property. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages. Our vendors may also incorporate generative AI tools into their offerings, and the providers of these generative AI tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection. If any of our vendors experience an actual or perceived breach or privacy or security incident because of the use of generative AI, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed.

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

The rules governing U.S. federal, state and local income taxation are constantly under review and modification by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws, including those with potential retroactive application, could adversely affect us or our stockholders. We regularly assess the potential impact of various tax reform proposals and modifications to existing tax treaties in jurisdictions where we have operations to understand their potential effect on our business and any assumptions we have made about our future taxable income. However, we cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals may have on our tax positions, financial conditions or our stockholders, if they were to be enacted.

For example, beginning in 2022, the Tax Cuts and Jobs Act eliminated the previously available option to immediately deduct research and development expenditures and instead requires taxpayers to amortize them generally over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. On July 4, 2025, the U.S. Congress enacted the OBBBA, which includes a provision restoring the immediate deductibility of domestic research and development expenditures. Although the impact of the OBBBA has been immaterial to our business to date, we have no assurance as to whether, when and how this provision may be subject to further amendment or repeal. These and other changes in tax laws or in how they are interpreted may adversely affect our effective tax rate, results of operation and financial condition.

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

Because the intellectual property landscape in the biotechnology industry is rapidly evolving and interdisciplinary, it is difficult to conclusively assess our freedom to operate and guarantee that we can operate without infringing on or violating third party rights. If certain of our programs advance to commercialization, patent rights held by third parties, if found to be valid and enforceable, could be alleged to render one or more of our programs infringing. If a third party successfully brings a claim against us, we may be required to pay substantial damages, be forced to abandon any affected program and/or seek a license from the patent holder. In addition, any intellectual property claims (e.g. patent infringement or trade secret theft) brought against us, whether or not successful, may cause us to incur significant legal expenses and divert the attention of our management and key personnel from other business concerns. We cannot be certain that patents owned or licensed by us will not be challenged by others in the course of litigation. Some of our competitors may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise funds and on the market price of our common stock.

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

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our programs in any jurisdiction. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect. For example, we may incorrectly determine that our product candidates are not covered by a third-party patent or may incorrectly predict whether a third-party’s pending application will issue or will be maintained in a validity proceeding with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.

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

The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the programs involved. We cannot commercialize product candidates in the United States without first obtaining regulatory approval from the FDA. Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of our products, if approved, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for each targeted indication. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Further, our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including: the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials; we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication; the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval; serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates; we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks; the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials; the data collected from clinical trials of our product candidates may not be acceptable or sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere, and we may be required to conduct additional clinical trials; the FDA or the applicable foreign regulatory authority may disagree regarding the formulation, labeling and/or the specifications of our product candidates; the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval. In addition, the FDA and comparable foreign regulatory authorities may undergo leadership changes, change their policies, issue additional regulations or revise existing regulations, or take other actions, such as those implemented by the Department of Government Efficiency, which may impact our clinical development plans or prevent or delay approval of our product candidates under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals and increase the costs of compliance.

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

The ability of the FDA to review and approve regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget funding levels or a reduction in the FDA’s workforce and its ability to hire and retain key personnel, disruptions caused by government shutdowns and public health crises. There have been mass layoffs of federal employees since the start of the current presidential administration in January 2025, the full impact of which is unclear at this time. In addition, over the last several years, the U.S. federal government has shut down several times, including as recently as October 2025, and certain regulatory agencies, such as the FDA, have furloughed critical government employees and stopped critical activities. Such disruptions could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, the presidential administration has made and is expected to continue to make changes in the leadership of various U.S. federal regulatory agencies and changes to U.S. federal government policy that have led to, in some cases, legal challenges and uncertainty around the funding, functioning and policy priorities of the U.S. federal regulatory agencies, including the FDA. Such changes could result in the imposition of additional requirements upon our business, including in connection with our planned and ongoing clinical trials, that could delay our submissions to the FDA and ability to obtain approvals and increase the costs of compliance.

We are unable to predict the extent to which the current or future presidential administration may impose or seek to impose leadership or policy changes at the FDA or changes to rules and policies impacting the review and approvability of our submissions and our business and operations. It is unclear how executive actions or other potential actions by the federal government will impact the FDA or other regulatory authorities that oversee our business. Government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. These budgetary pressures may reduce the FDA’s ability to perform its responsibilities, which could result in delays in our clinical trial timelines. If a significant reduction in the FDA’s workforce occurs, the FDA’s budget is significantly reduced or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the development or manufacturing of our current product candidates or future product candidates, which could have a material adverse effect on our business.

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

The ACA, includes a subtitle called the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a highly similar or “biosimilar” product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12‑year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product.

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

Even if we receive regulatory approval of our product candidates, we will be subject to extensive ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified patient subpopulations, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a risk evaluation and mitigation strategy in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or comparable foreign regulatory authorities approve our product candidates, our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export will be subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with current cGMPs and GCPs for any clinical trials that we conduct following approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMPs.

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

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. See the section titled “Business—Government Regulation—Healthcare Reform” in this Annual Report for a more detailed description of healthcare reforms measures that may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our products, if approved. See the section titled “Business—Government Regulation—Other Healthcare Laws and Compliance Requirements” in this Annual Report for a more detailed description of the laws that may affect our ability to operate.

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

Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. These entities may create preferential access policies for a competitor’s product, including a branded or generic/biosimilar product, over our products in an attempt to reduce their costs, which may reduce our commercial opportunity. Additionally, if any of our product candidates are approved and we are found to have improperly promoted off-label uses of those product candidates, we may become subject to significant liability, which would materially adversely affect our business and financial condition. See the sections titled “Business—Government Regulation—Coverage and Reimbursement” and “Business—Other Government Regulation Outside of the United States—Regulation in the European Union” in this Annual Report for a more detailed description of the government regulations and third-party payor practices that may affect our ability to commercialize our product candidates.

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

We may seek Fast Track Designation for one or more of our programs. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular program is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Additionally, changes in the leadership of the FDA and other actions taken by the presidential administration, including mass layoffs within the federal government, may impose constraints on the FDA’s ability to engage in activities in the normal course and may result in reductions to the FDA’s budget, employees and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to take advantage of the benefits for the Fast Track Designation and progress development of our programs or obtain regulatory approval for our programs. See the section titled “Business—Government Regulation—Expedited Development and Review Programs” in this Annual Report for a more detailed description of the process for seeking Fast Track Designation.

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

In addition, the stock market in general, and the market for biotechnology and biopharmaceutical companies in particular, have historically been particularly volatile and experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors, including developments related to the products and product candidates of our competitors, may negatively affect the market price of our common stock, regardless of our actual operating performance or clinical trial results. For example, our stock price experienced volatility around the release of positive 16-week data from APEX Part A of our Phase 2 trial of zumilokibart for AD. In addition, escalating trade tensions, uncertainty around interest rates and regulatory uncertainty have caused significant market volatility in recent months, and particularly in the biotechnology and biopharmaceutical industries. If the market price of our common stock does not exceed the price at which you purchase your shares, you may not realize any return on your investment in us and may lose some or all of your investment. Securities class action litigation is often initiated against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would materially adversely affect our business, financial condition and results of operation.

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

We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of a substantial number of shares of our common stock in the public market, including shares sold by holders of 5% or more of our capital stock and their respective affiliates or shares issued through our at-the-market facility or upon exercise of outstanding options or other equity awards, could reduce the market price of our common stock. We also expect that significant additional capital may be needed in the future to continue our planned operations. To raise capital, we may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

In addition, Section 203 of the General Corporation Law of the State of Delaware prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Any provision of our amended and restated certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our common stock. See the section titled “Anti-Takeover Effects of Our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and Delaware Law” in our Description of Securities filed as Exhibit 4.4 to this Annual Report.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) is the exclusive forum for certain actions, in all cases subject to the court’s having jurisdiction over indispensable parties named as defendants. In addition, our amended and restated certificate of incorporation provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”) but that the forum selection provision will not apply to claims brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These exclusive forum provisions may impose additional costs on stockholders in pursuing any such claims or limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes, which may discourage lawsuits. There is uncertainty as to whether a court would enforce such provisions. If a court were to find these types of provisions to be inapplicable or unenforceable, and if a court were to find the exclusive forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could materially adversely affect our business. See the section titled “Anti-Takeover Effects of Our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and Delaware Law” in our Description of Securities filed as Exhibit 4.3 to this Annual Report.

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

We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing and use of pharmaceutical products. While we currently have no products that have been approved for commercial sale, the use of our product candidates in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims may be made by patients that use the product, HCPs, pharmaceutical companies, or others selling such products. Any claims against us, regardless of their merit, could be difficult and costly to defend and could materially and adversely affect the market for our products or any prospects for commercialization of our products. Although we currently maintain adequate product liability insurance for our product candidates, it is possible that our liabilities could exceed our insurance coverage or that in the future we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.

Litigation costs and the outcome of litigation could have a material adverse effect on our business.

From time to time we may be subject to litigation claims through the ordinary course of our business operations regarding, but not limited to, securities litigation, employment matters, security of patient and employee personal information, contractual relations with collaborators and licensors and intellectual property rights. Litigation to defend ourselves against claims by third parties, or to enforce any rights that we may have against third parties, could result in substantial costs and diversion of our resources, and we may not have adequate insurance coverage in the event these risks materialize, which may cause a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We operate in the biotechnology sector, which is subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy laws and other litigation and legal risk; and reputational risk. We have implemented and utilize a risk-based approach that incorporates various information security processes designed to assess, identify and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity and availability of information technology systems and the data residing therein. The critical data contained on our information systems include intellectual property, confidential information that is proprietary, strategic or competitive in nature, and sensitive, personal information that we collect, use, store and transmit digitally in the ordinary course of our business. These processes are managed and monitored by a dedicated information technology team, which is led by our Senior Vice President of Information Technology, and include mechanisms, controls, technologies, systems, and other processes designed to monitor and evaluate our threat environment, prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data and maintain a stable information technology environment. Our cybersecurity program is informed in part by certain industry standards and best practices as outlined by the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. We use various tools and methodologies to manage cybersecurity risk that are tested on a regular cadence. We use email security tools, managed detection and response, third party managed security services, regular vulnerability scans and threat intelligence feeds. We also have an incident response plan designed to mitigate and remediate identified cybersecurity incidents and escalate certain incidents as appropriate to management and the Audit Committee. We assess third-party service providers with a cyber security questionnaire and a follow up meeting or audit based upon the risk profile of the third party with access to personal, confidential or proprietary information to implement and maintain cybersecurity practices intended to be consistent with applicable legal standards and industry best practices.

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

Our Senior Vice President of Information Technology, a certified CISSP, who reports directly to the Chief Financial Officer and has over 25 years of experience managing information technology and cybersecurity, is responsible for assessing and managing cybersecurity risks. We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. The Board of Directors, as a whole and at the committee level, has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. The Audit Committee, which comprises solely independent directors, has been designated by our Board to oversee cybersecurity risks. The Audit Committee receives regular updates on cybersecurity and information technology matters and related risk exposures from our Senior Vice President of Information Technology. The Board also receives updates from management and the Audit Committee on cybersecurity risks on at least an annual basis.

Item 2. Properties.

We maintain a corporate headquarters in Waltham, Massachusetts, laboratory and office space in Boston, Massachusetts, office space in San Francisco, California and otherwise operate virtually in the United States. Our corporate headquarters in Waltham, Massachusetts, consists of 1,087 square feet of leased office space under a lease agreement that expires in September 2026. We also lease a laboratory facility located in Boston, Massachusetts, which consists of 17,685 square feet of R&D laboratories and office space under a lease agreement that expires in November 2026, with the option to extend for one year. In September 2024, the Company entered into a lease agreement for 15,710 square feet of office space in San Francisco, California. The lease expires in September 2029 with two one-year options to extend. We believe these arrangements support our current needs. If we require additional space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

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

Holders

As of February 23, 2026, we had approximately 6 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.

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

Stock Performance Graph and Cumulative Total Return

The following stock performance graph compares our total stock return with the total return for (i) the Nasdaq Composite Index and (ii) the Nasdaq Biotechnology Index for the period from July 14, 2023 through December 31, 2025. The figures represented below assume an investment of $100 in our common stock and in the Nasdaq Composite Index and the Nasdaq Biotechnology Index and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock.

	Ticker	7/14/2023	9/30/2023	12/31/2023	3/31/2024	6/30/2024	9/30/2024	12/31/2024	3/31/2025	6/30/2025	9/30/2025	12/31/2025
Apogee Therapeutics, Inc	APGE	$100.00	$100.33	$131.61	$313.00	$185.35	$276.68	$213.38	$175.98	$204.57	$180.97	$355.53
NASDAQ Composite	^IXIC	$100.00	$93.66	$106.36	$116.05	$125.64	$128.88	$136.82	$122.57	$144.33	$159.40	$164.68
NASDAQ Biotechnology	^NBI	$100.00	$96.40	$106.56	$108.01	$110.82	$116.25	$105.10	$103.49	$103.08	$116.84	$139.15

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Use of Proceeds from IPO

In July 2023, we completed our IPO pursuant to which we issued and sold an aggregate of 20,297,500 shares of our common stock, including the full exercise of the underwriters’ option to purchase up 2,647,500 additional shares, at the IPO price of $17.00 per share. The offer and sale of all of the shares of our common stock in the IPO were registered under the Securities Act pursuant to our Registration Statement on Form S‑1, as amended (File Nos. 333‑272831 and 333‑273236), which was declared effective on July 13, 2023. Jefferies, TD Cowen, Stifel and Guggenheim Securities acted as joint book-running managers for the IPO. Wedbush PacGrow acted as lead manager for the IPO. We received gross proceeds from our IPO of approximately $345.1 million, and net proceeds of approximately $315.4 million, after deducting underwriting discounts and commissions and other offering expenses. None of the underwriting discounts and commissions or other offering expenses were incurred or paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

The net proceeds from the IPO have been used and are expected to be used, primarily to fund our clinical trials, and manufacturing of our zumilokibart (APG777) product candidate, fund our preclinical studies, clinical trials and manufacturing of our APG808 program, fund our preclinical studies, clinical trials and manufacturing of our APG990 program and fund our preclinical studies of other programs. We intend to use the remainder for our additional research and development activities, as well as for capital expenditures, working capital and general corporate purposes. There has been no material change in our intended use of proceeds from our IPO as described in the final prospectus for our IPO filed with the SEC pursuant to Rule 424(b) under the Securities Act on July 17, 2023.

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

Our pipeline comprises multiple antibody programs being developed initially for the treatment of I&I indications as monotherapies and combinations, including zumilokibart (APG777), APG279 (zumilokibart + APG990), APG273 (zumilokibart + APG333), and APG808 (each, a “program” or “product candidate”). With four validated targets in our portfolio, we are seeking to achieve best-in-class efficacy and dosing through monotherapies and combinations of our novel antibodies. Based on a broad pipeline and depth of expertise, we believe we can deliver value and meaningful benefit to patients underserved by today’s standard of care. We believe each of our product candidates has potential for broad application across multiple I&I indications.

Recent Developments

The following is a summary of key developments affecting our business for the year ended December 31, 2025, except for updates related to our programs, which are discussed in “Item 1. Business” included in this Annual Report.

Equity Offerings

On October 10, 2025, pursuant to our Registration Statement on Form S-3, which became effective in August 2024 (File No 333-281503), we issued and sold an aggregate of 8,048,782 shares of common stock (inclusive of 1,097,561 shares of common stock pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $41.00 per share, and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to 365,853 shares of common stock at a public offering price of $40.99999 per pre-funded warrant (the “October 2025 Offering”). The pre-funded warrants have an exercise price of $0.00001 per share and are exercisable immediately. The aggregate net proceeds from the offering were $324.1 million after deducting underwriting discounts and commissions, and estimated offering expenses payable by us.

ATM Facility

During the year ended December 31, 2025, we sold 1,175,701 shares of common stock under our at the market offering program (“ATM Facility”) for gross proceeds of $67.6 million, less commissions and other offering expenses of $2.0 million.

Net Loss

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any programs we may develop. We generated a net loss of $255.8 million for the year ended December 31, 2025. As of December 31, 2025, we had an accumulated deficit of $561.8 million. We expect to continue to incur significantly increased expenses for the foreseeable future if and as we continue to operate our business.

Macroeconomic Conditions

The global macroeconomic environment is uncertain, and could be negatively affected by, among other things, financial market volatility and uncertainty, inflation, interest rate fluctuations, changing tariff policies and trade restrictions, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, instability in the global banking system, cybersecurity events, the impact of war or military conflict, including regional conflicts around the world, and public health pandemics. We closely monitor the impact of these factors on all aspects of our business, including the potential impacts on our clinical trial trials, supply chain, regulatory interactions, employees, third-party partners, suppliers, and vendors. The ultimate impact of global and domestic economic conditions on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. As a result, we are subject to continuing risks and uncertainties and continue to closely monitor the impact of the current conditions on our business. For more information regarding these risks and uncertainties, see the section titled “Risk Factors” in this Annual Report.

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
•
expenses incurred under agreements with clinical trial sites and clinical research organizations (“CROs”) that conduct research and development activities on our behalf, including clinical trial execution, project management, data management and related outsourced services;

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

Our primary focus since inception has been the identification and development of our pipeline programs. Our research and development costs primarily consist of external costs, including CRO fees and fees paid to Paragon under the Option Agreements and the License Agreements. We do not separately track or segregate the amount of costs incurred under the Option Agreements due to the early-stage and discovery nature of the services. We do not allocate personnel-related costs by program because these resources are used and these costs are deployed across multiple programs under development, and, as such, are not separately classified.

We expect that our research and development expenses will increase substantially for the foreseeable future as we continue to invest in research and development activities for our programs, and any potential future programs, including investments in clinical trials and manufacturing. The success of programs we may identify and develop will depend on many factors, including the following:

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

Any changes in the outcome of any of these variables with respect to the development of programs that we may identify could mean a significant change in the costs and timing associated with the development of such programs. For example, if the U.S. Food and Drug Administration (“FDA”) or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a program, or if we experience significant delays in our clinical trials due to patient enrollment, macroeconomic events or other reasons, we would be required to expend significant additional financial resources and time on the completion of clinical development. We may never obtain regulatory approval for any of our programs.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, including salaries, bonuses, and equity-based compensation, for individuals in our executive, finance, legal, IT, operations, human resources, business development, commercial and other administrative functions. Other significant general and administrative expenses include legal fees relating to corporate matters, professional fees for accounting, auditing, tax and administrative consulting services, insurance costs and recruiting costs. These costs relate to the operation of the business, unrelated to the research and development function, or any individual program.

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

As of December 31, 2025, we had U.S. federal NOL carryforwards of approximately $250.7 million, which may be available to reduce future taxable income and have an indefinite carryforward period but are limited in their usage to an annual deduction equal to 80% of annual taxable income. We also had state net operating loss carryforwards of approximately $94.3 million, which will begin to expire in 2043 for state tax purposes. As of December 31, 2025, we also had U.S. federal and research and development tax credit carryforwards of approximately $16.7 million, which may be available to reduce future tax liabilities. We also had California research and development credit carryforwards of approximately $2.9 million. Additionally, we had Massachusetts research and development credit carryforwards of approximately $1.7 million. The U.S. federal and Massachusetts research and development tax credit carryforwards expire at various dates beginning in 2042 and the California research and development tax credit carryforwards do not expire. We have recorded a full valuation allowance against our net deferred tax assets at the balance sheet date.

Results of Operations

A discussion regarding our financial condition and results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025.

Comparison of the Year Ended December 31, 2025 and Year Ended December 31, 2024

The following table summarizes our consolidated statements of operations for the periods presented (in thousands):

	YEAR ENDED DECEMBER 31,
	2025	2024	$ CHANGE
Operating expenses:
Research and development	$214,712	$167,865	$46,847
General and administrative	70,883	49,005	21,878
Total operating expenses	285,595	216,870	68,725
Loss from operations	(285,595)	(216,870)	(68,725)
Other income, net:
Interest income	30,030	34,742	(4,712)
Total other income, net	30,030	34,742	(4,712)
Net loss before taxes	(255,565)	(182,128)	(73,437)
Provision for income taxes	(278)	(18)	(260)
Net loss after taxes	$(255,843)	$(182,146)	$(73,697)

Research and Development Expense

The following table summarizes our research and development expenses incurred for the periods presented (in thousands):

	YEAR ENDED DECEMBER 31,
	2025	2024
External research and development costs by program:
Zumilokibart (APG777)	$76,441	$49,241
APG990/APG279	16,250	20,000
APG333/APG273	5,257	28,095
APG808	3,136	10,311
Unallocated research and development costs:
External-discovery related costs and other	22,469	11,064
Personnel-related (excluding equity-based compensation)	68,490	39,013
Equity-based compensation	22,381	9,964
Depreciation expense	288	177
Total research and development expenses	$214,712	$167,865

Research and development expenses for the years ended December 31, 2025 and 2024 were $214.7 million and $167.9 million, respectively. The increase of $46.8 million was primarily driven by further development of our zumilokibart (APG777) program, increases in personnel costs and equity-based compensation, associated with the growth in our research and development team, and increases in external-discovery related costs and other expenses, partially offset by decreases in expenses related to our APG990/APG279, APG333/APG273 and APG808 programs.

Research and development expense related to the zumilokibart (APG777) program increased by $27.2 million in the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily driven by increases in clinical trial-related expenses and clinical manufacturing activities to support our ongoing clinical trials. Research and development expense related to the APG990/APG279 program decreased by $3.8 million in the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to a reduction in clinical manufacturing activities and a decrease in expenses incurred under the Option Agreements and License Agreements, which included milestone payments of $1.0 million and $2.0 million to Paragon, related to the nomination of a development candidate in May 2024 and the first dosing of human participants in a Phase 1 clinical trial in August 2024, respectively, partially offset by an increase in clinical trial expenses. Research and development expense related to the APG333/APG273 program decreased by $22.8 million in the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to a reduction in clinical manufacturing activities and a decrease in expenses incurred under the Option Agreements and License Agreements, which included a $2.0 million research initiation fee and milestone payments of $3.0 million and $5.0 million to Paragon related to the nomination of a development candidate in October 2024 and the first dosing of a human patient in a Phase 1 clinical trial in December 2024, respectively. Research and development expense related to the APG808 program decreased by $7.2 million in the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily driven by decreases in clinical trial expenses, expenses incurred under the Option Agreements and License Agreements, including a milestone payment of $2.0 million to Paragon in March 2024 for the first dosing of a human patient in a Phase 1 trial, and a decrease in clinical manufacturing expenses.

External-discovery related costs and other expenses increased by $11.4 million in the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to increases in professional service fees and non-program specific research and development expense. Personnel-related expenses and equity-based compensation increased by $29.5 million and $12.4 million, respectively, in the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to increased headcount and an increase in the fair value of equity awards granted.

General and Administrative Expense

The following table summarizes our general and administrative expenses for the periods presented (in thousands):

	YEAR ENDED DECEMBER 31,
	2025	2024
Personnel-related (excluding equity-based compensation)	$26,740	$16,935
Equity-based compensation	23,896	13,368
Legal and professional fees	4,315	6,451
Depreciation expense	1,130	—
Other	14,802	12,251
Total general and administrative expenses	$70,883	$49,005

General and administrative expenses for the year ended December 31, 2025 were $70.9 million, compared to $49.0 million for the year ended December 31, 2024. The increase of $21.9 million was primarily due to increases of $9.8 million and $10.5 million in personnel-related expense and equity-based compensation, respectively, primarily driven by increased headcount and an increase in the fair value of equity awards granted.

Other Income, Net

Interest income decreased $4.7 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, which was primarily related to interest on our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses. We have not yet commercialized any of our programs, which are in various phases of early-stage and late-stage development, and we do not expect to generate revenue from sales of any of our programs for several years, if at all. To date, we have financed our operations from the proceeds from the issuance of preferred units and the sale of common stock in our IPO, our March 2024 Offering (as defined below), our ATM Facility and our October 2025 Offering. As of December 31, 2025, we had cash and cash equivalents of $131.5 million, marketable securities of $598.6 million and long-term marketable securities of $172.7 million.

Prior to our IPO, we received gross proceeds of $169.0 million from the sales of our preferred units. In connection with our IPO in July 2023, we issued and sold an aggregate of 20,297,500 shares of common stock (inclusive of 2,647,500 shares of common stock pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a price of $17.00 per share for net proceeds of $315.4 million, after deducting underwriting discounts and commissions, and other offering expenses.

In March 2024, we issued and sold an aggregate of 7,790,321 shares of common stock (inclusive of 1,016,128 shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $62.00 per share, for net proceeds of $450.0 million after deducting underwriting discounts and commissions, and other offering expenses (the “March 2024 Offering”).

In August 2024, we entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), pursuant to which we may offer and sell shares of common stock up to a maximum aggregate offering price of $300.0 million, from time to time, through an ATM Facility. During the year ended December 31, 2024, we sold 926,049 shares of common stock under the ATM Facility for gross proceeds of $44.9 million, less commissions and other offering expenses of $1.4 million. During the year ended December 31, 2025 we sold 1,175,701 shares of common stock under the ATM Facility for gross proceeds of $67.6 million, less commissions and other offering expenses of $2.0 million. As of December 31, 2025, $187.5 million remained available for sale under the Sale Agreement.

In connection with our October 2025 Offering, we issued and sold an aggregate of 8,048,782 shares of common stock (inclusive of 1,097,561 shares of common stock pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $41.00 per share, and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to 365,853 shares of common stock at a public offering price of $40.99999 per pre-funded warrant. The pre-funded warrants have an exercise price of $0.00001 per share and are exercisable immediately. The aggregate net proceeds from the offering were $324.1 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

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

Our funding requirements and timing and amount of our operating expenditures will depend on many factors, including, but not limited to:

•
the rate of progress in the development of our zumilokibart (APG777), APG279, APG273, and APG808 programs;
•
the scope, results and costs of preclinical studies and clinical trials for any other current and future programs;
•
the number and characteristics of programs and technologies that we develop or may in-license;
•
the costs and timing of potential future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
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
•
adverse global macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotech areas), government shutdowns, volatility in financial markets and other challenges in the global economy;
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
•
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

As of December 31, 2025, we had $131.5 million of cash and cash equivalents, $598.6 million of marketable securities and $172.7 million of long-term marketable securities. Based on our current operating plan, as of the date of this Annual Report, we estimate that our existing cash, cash equivalents, marketable securities and long-term marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the issuance of our consolidated financial statements included elsewhere in this Annual Report. Moreover, based on our current operating plan, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	YEAR ENDED DECEMBER 31,
	2025	2024
Net cash, cash equivalents, and restricted cash provided by (used in):
Operating activities	$(227,450)	$(171,174)
Investing activities	(179,574)	(300,462)
Financing activities	396,490	495,109
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(10,534)	$23,473

Net Cash used in Operating Activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of operating assets and liabilities, which are generally attributable to timing of payments, and the related effect on certain account balances, operational and strategic decisions and contracts to which we may be a party.

For the year ended December 31, 2025, operating activities used $227.5 million of cash, primarily due to a net loss of $255.8 million, net changes in our operating assets and liabilities of $15.5 million and amortization of discounts on marketable securities of $7.5 million. This was partially offset by non-cash charges of $46.3 million for equity-based compensation and $3.7 million related to lease expense.

For the year ended December 31, 2024, operating activities used $171.2 million of cash, primarily due to a net loss of $182.1 million and amortization of discounts on marketable securities of $12.2 million. This was partially offset by non-cash charges of $23.3 million for equity-based compensation and $1.7 million related to lease expense.

Net Cash used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 was $179.6 million, primarily related to the $642.3 million purchase of marketable securities and $5.1 million purchase of property and equipment. This was partially offset by the maturities of $467.9 million of marketable securities.

Net cash used in investing activities for the year ended December 31, 2024 was $300.5 million, primarily related to the $649.5 million purchase of marketable securities and $1.1 million purchase of property and equipment. This was partially offset by the maturities of $350.1 million of marketable securities.

Net Cash provided by Financing Activities

For the year ended December 31, 2025, financing activities provided $396.5 million of cash, primarily related to the issuance and sale of common stock from our October 2025 Offering, net of paid issuance costs, and the issuance of common stock under our ATM Facility.

For the year ended December 31, 2024, financing activities provided $495.1 million of cash, primarily related to the issuance and sale of common stock from our March 2024 Offering, net of paid issuance costs, and the issuance of common stock under our ATM Facility in December 2024.

Contractual Obligations and Other Commitments

We enter into contracts in the normal course of business with CROs, CMOs and other third parties for preclinical research studies and testing, clinical trials, manufacturing and other services. Payments due upon cancellation consist only of payments for services provided and expenses incurred up to the date of cancellation, including non-cancelable obligations of our service providers and, in some cases, wind-down costs. The exact amounts of such obligations are dependent on the timing of termination and the terms of the associated agreement. Accordingly, these payments are not disclosed as the amount and timing of such payments are not known.

Our agreements to license intellectual property include potential milestone payments that are dependent upon the development of products using the intellectual property licensed under the agreements and contingent upon the achievement of specific development and clinical milestones. As of December 31, 2025, we have incurred $17.0 million of the maximum aggregate potential milestone payments. We are also obligated to pay royalties to (i) Paragon at a royalty rate of a low single-digit percentage based on net sales of any products under the License Agreements, once commercialized and (ii) WuXi Biologics at a royalty rate of a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, short-term and long-term marketable securities of $902.9 million as of December 31, 2025, which consisted primarily of U.S. Treasury Securities, Commercial Paper, U.S. Government Bonds, and Corporate Securities.

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

Item 8. Financial Statements and Supplementary Data

Apogee Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Apogee Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apogee Therapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

We have audited the accompanying consolidated balance sheets of Apogee Therapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2026 expressed an unqualified opinion thereon.

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

Accrued and Prepaid Clinical Expenses and Estimates

Description of the Matter

As of December 31, 2025, the Company’s accrued clinical expenses balance and prepaid clinical expenses balance was $9.2 million and $0.6 million, respectively. As discussed in Note 2 to the consolidated financial statements, the Company estimates the value of clinical services received in the reporting period based on the level of services performed and the progress in the period in cases when the Company has not received an invoice from the supplier. The Company makes these estimates based on a number of factors, including the Company’s knowledge of progress towards completion of certain tasks to be performed, invoicing to date under the contracts, communication from vendors of any actual costs incurred during the period that have not yet been invoiced and the costs included in the contracts. Payments for such activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred.

Auditing the Company’s accrued and prepaid clinical expenses was complex in the context of our audit due to the volume of the Company’s clinical activities. Furthermore, due to the duration of the Company’s clinical programs, and the timing of information received from third parties, the actual amounts incurred may not be known at the time the consolidated financial statements are issued.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the accrued and prepaid clinical expense process. For example, we tested controls over management’s review of the costs incurred for each vendor and the invoices received to develop estimated balances for accrued and prepaid clinical expenses.

To evaluate accrued and prepaid clinical expenses, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used by management to determine the accruals or prepaids. We evaluated the progress of clinical activities through discussion with the Company’s personnel that oversee the Company’s programs and inspected the Company’s contracts with third parties and any pending change orders to assess the impact on amounts recorded. In addition, we compared management’s assessment of costs incurred to date to confirmations obtained directly from third parties. We also analyzed fluctuations in accruals by vendor and by program throughout the period subject to audit and tested subsequent invoices received from third parties.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2023.

Boston, Massachusetts

March 2, 2026

PART I – FINANCIAL INFORMATION

APOGEE THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	DECEMBER 31, 2025	DECEMBER 31, 2024
Assets
Current assets:
Cash and cash equivalents	$131,549	$141,789
Marketable securities	598,643	378,864
Prepaid expenses and other current assets	11,166	9,060
Total current assets	741,358	529,713
Long-term marketable securities	172,730	210,416
Property and equipment, net	5,688	1,959
Right-of-use asset, net	8,687	11,365
Other non-current assets	8,671	498
Total assets	$937,134	$753,951
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,221	$1,071
Lease liability	3,504	3,234
Accrued expenses and other current liabilities	23,181	24,255
Total current liabilities	27,906	28,560
Long-term liabilities:
Lease liability, net of current	5,345	8,597
Total liabilities	33,251	37,157
Commitments and contingencies (Note 9)
Stockholders' equity:
Common Stock; $0.00001 par value, 400,000,000 authorized, 69,038,943 issued and 68,401,349 outstanding as of December 31, 2025; 400,000,000 authorized, 59,478,725 issued and 58,062,898 outstanding as of December 31, 2024	1	1
Additional paid-in capital	1,464,561	1,021,794
Accumulated other comprehensive income	1,080	915
Accumulated deficit	(561,759)	(305,916)
Total stockholders’ equity	903,883	716,794
Total liabilities and stockholders’ equity	$937,134	$753,951

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	YEAR ENDED DECEMBER 31,
	2025	2024	2023
Operating expenses:
Research and development (1)	$214,712	$167,865	$68,424
General and administrative	70,883	49,005	24,579
Total operating expenses	285,595	216,870	93,003
Loss from operations	(285,595)	(216,870)	(93,003)
Other income, net:
Interest income, net	30,030	34,742	9,018
Total other income, net	30,030	34,742	9,018
Net loss before taxes	(255,565)	(182,128)	(83,985)
Provision for income taxes	(278)	(18)	—
Net loss after taxes	$(255,843)	$(182,146)	$(83,985)
Net loss per share, basic and diluted	$(4.22)	$(3.30)	$(3.36)
Weighted-average common shares outstanding, basic and diluted	60,690,820	55,193,971	25,005,774

(1)
Includes related party amounts of $2,186 for the year ended December 31, 2025, $19,179 for the year ended December 31, 2024 and $26,285 for the year ended December 31, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	YEAR ENDED DECEMBER 31,
	2025	2024	2023
Net loss	$(255,843)	$(182,146)	$(83,985)
Unrealized gains on marketable securities, net of tax	165	586	329
Comprehensive loss	$(255,678)	$(181,560)	$(83,656)

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF PREFERRED UNITS AND STOCKHOLDERS’ EQUITY/MEMBERS’ DEFICIT

(In thousands, except unit/share data)

	SERIES A PREFERRED UNITS		SERIES B PREFERRED UNITS		COMMON UNITS		INCENTIVE UNITS		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY/MEMBERS' DEFICIT
	UNITS	AMOUNT	UNITS	AMOUNT	UNITS	AMOUNT	UNITS	AMOUNT	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2022	20,000,000	$28,971	45,089,212	$148,496	5,000,000	$2,251	1,625,086	$2,142	—	$—	$—	$(39,785)	$—	$(35,392)
Vesting of incentive units	—	—	—	—	—	—	922,338	—	—	—	—	—	—	—
Conversion of preferred, common, and incentive units into common stock	(20,000,000)	(28,971)	(45,089,212)	$(148,496)	(5,000,000)	(2,251)	(2,547,424)	(4,686)	27,597,438	—	184,404	—	—	177,467
Common stock issued in IPO, net of issuance costs of $29,666	—	—	—	—	—	—	—	—	20,297,500	—	315,391	—	—	315,391
Vesting of restricted stock	—	—	—	—	—	—	—	—	443,831	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—	—	2,544	—	—	3,559	—	—	6,103
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	329	329
Net loss	—	—	—	—	—	—	—	—	—	—	—	(83,985)	—	(83,985)
Balance at December 31, 2023	—	$—	—	$—	—	$—	—	$—	48,338,769	$—	$503,354	$(123,770)	$329	$379,913

APOGEE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2023	48,338,769	$—	$503,354	$(123,770)	$329	$379,913
Common stock issued, net of issuance costs of $33,045	7,790,321	1	449,954	—	—	449,955
Common stock issued, net of issuance costs of $1,386, under the at the market (“ATM”) equity offering program	926,049	—	43,528	—	—	43,528
Vesting of restricted stock	937,083	—	—	—	—	—
Issuance of common stock upon exercise of stock options	43,025	—	852	—	—	852
Issuance of common stock under employee stock purchase plan	27,651	—	774	—	—	774
Equity-based compensation expense	—	—	23,332	—	—	23,332
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	586	586
Net loss	—	—	—	(182,146)	—	(182,146)
Balance at December 31, 2024	58,062,898	$1	$1,021,794	$(305,916)	$915	$716,794
Common stock and pre-funded warrants issued, net of issuance costs of $20,948	8,048,782	—	324,052	—	—	324,052
Vesting of restricted stock	850,110	—	—	—	—	—
Common stock issued, net of issuance costs of $2,025, under the ATM offering program	1,175,701	—	65,582	—	—	65,582
Issuance of common stock upon exercise of stock options	222,104	—	5,300	—	—	5,300
Issuance of common stock under employee stock purchase plan	41,754	—	1,556	—	—	1,556
Equity-based compensation expense	—	—	46,277	—	—	46,277
Unrealized gain on marketable securities, net of tax	—	—	—	—	165	165
Net loss	—	—	—	(255,843)	—	(255,843)
Balance at December 31, 2025	68,401,349	$1	$1,464,561	$(561,759)	$1,080	$903,883

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	YEAR ENDED DECEMBER 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(255,843)	$(182,146)	$(83,985)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	1,418	189	—
Equity-based compensation expense	46,277	23,332	6,103
Amortization of discounts on marketable securities	(7,501)	(12,241)	(3,071)
Non-cash lease expense	3,677	1,694	87
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,106)	(6,080)	(2,785)
Other assets	(8,467)	(97)	(107)
Accounts payable	150	(1,072)	1,613
Operating lease liability	(3,981)	(1,045)	(270)
Accrued expenses	(1,074)	6,292	7,654
Net cash used in operating activities	(227,450)	(171,174)	(74,761)
Cash flows from investing activities:
Purchases of marketable securities	(642,300)	(649,450)	(303,743)
Maturities of marketable securities	467,873	350,140	30,000
Purchases of property and equipment	(5,147)	(1,152)	(167)
Net cash used in investing activities	(179,574)	(300,462)	(273,910)
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	324,052	449,955	315,391
Proceeds from issuance of common stock under ATM equity offering program, net of issuance costs	65,582	43,528	—
Proceeds from exercise of options and employee stock purchase plan purchases	6,856	1,626	—
Net cash provided by financing activities	396,490	495,109	315,391
(Decrease) increase in cash, cash equivalents and restricted cash	(10,534)	23,473	(33,280)
Cash, cash equivalents and restricted cash, beginning of period	142,083	118,610	151,890
Cash, cash equivalents and restricted cash, end of period	$131,549	$142,083	$118,610
Supplemental disclosures of non-cash activities:
Exchange of 72,636,636 preferred, common, and incentive units in connection with the Reorganization (Note 1)	$—	$—	$184,404
Operating lease right-of-use asset obtained in exchange for operating lease liability	$999	$10,842	$2,304
Deferred financing issuance costs in accounts payable and accrued expenses	$—	$30	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$619	$210
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$131,549	$141,789	$118,316
Restricted cash	—	294	294
Total	$131,549	$142,083	$118,610

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Nature of the Business

Apogee Therapeutics, Inc., together with its consolidated subsidiary (collectively, “Apogee” or the “Company”), a successor to Apogee Therapeutics, LLC, is a clinical stage biotechnology company advancing optimized, novel biologics with the potential for differentiated efficacy and dosing in the largest inflammatory and immunology (“I&I”) markets, including for the treatment of atopic dermatitis (“AD”), asthma, eosinophilic esophagitis (“EoE”), chronic obstructive pulmonary disease (“COPD”), and other I&I indications. Apogee's antibody programs are designed to overcome limitations of existing therapies by targeting well-established mechanisms of action and incorporating advanced antibody engineering to optimize half-life and other properties.

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

The Company is subject to risks and uncertainties common to early stage companies in the biotechnology industry, including, but not limited to, completing preclinical studies and clinical trials, obtaining regulatory approval for its programs, market acceptance of products, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, reliance on third-party organizations, protection of proprietary technology, compliance with government regulations, and the ability to raise additional capital to fund operations. The Company’s programs currently under development, zumilokibart (APG777), APG279 (zumilokibart + APG990), APG273 (zumilokibart + APG333), and APG808, will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure, and extensive compliance reporting capabilities. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales. The Company has primarily funded its operations with proceeds from the sales of preferred units and common stock and has not generated any revenue since inception.

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

Company Liquidity

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued. The Company had an accumulated deficit of $561.8 million as of December 31, 2025. Further, the Company incurred a net loss of $255.8 million and experienced negative cash flows from operations of $227.5 million for the year ended December 31, 2025. Based on the Company’s current operating plan, it estimates that its existing cash and cash equivalents of $131.5 million, marketable securities of $598.6 million and long-term marketable securities of $172.7 million as of December 31, 2025, will be sufficient to enable the Company to fund its operating expenses and capital requirements through at least the next 12 months from the issuance of these consolidated financial statements.

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

Items measured at fair value on a recurring basis as of December 31, 2025 include cash equivalents and marketable securities (Notes 3 and 4). The carrying amounts reflected in the accompanying consolidated balance sheets for prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

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

Pre-funded Warrants

The Company evaluates pre-funded warrants under FASB ASC Topic 480, Distinguishing Liabilities from Equity and FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”) to determine whether the warrants should be classified as liabilities or equity. Pre-funded warrants are classified as stockholders’ equity when they are (i) indexed to the Company’s own stock and (ii) meet all equity‑classification conditions in ASC 815‑40. Proceeds received upon issuance of pre-funded warrants are recorded to additional paid‑in capital. Upon exercise, the Company records proceeds to common stock and additional paid‑in capital. Because the exercise price is nominal, equity‑classified pre‑funded warrants are included in basic and diluted weighted‑average shares outstanding beginning on the issuance date but are not reflected as legally outstanding shares until exercised.

Equity-Based Compensation

The Company issues equity-based awards to employees, managers, executives, non-employees and service providers in the form of restricted common stock, restricted stock units, and stock options. The Company accounts for equity-based compensation awards in accordance with FASB ASC Topic 718, Compensation-Stock Compensation.

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

The Company evaluates whether an equity award should be classified and accounted for as a liability award or equity award for all equity-based compensation awards granted. As of December 31, 2025, all of the Company’s equity-based awards were equity classified. Forfeitures are recognized as they occur. The Company classifies equity-based compensation expense in the accompanying consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified, as applicable.

Concentrations of Credit Risk and Significant Suppliers

Financial instruments that potentially expose the Company to credit risk primarily consist of cash, cash equivalents and marketable securities. The Company’s investment portfolio is comprised of money market funds, debt securities issued by U.S. government and corporate debt securities. The Company maintains its deposits with accredited financial institutions and, consequently, the Company does not believe it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Bank accounts in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2025 and December 31, 2024, predominantly all of the Company’s primary operating accounts significantly exceeded the FDIC limits.

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

Off-Balance Sheet Arrangements

As of December 31, 2025 and December 31, 2024, the Company had no off-balance sheet risks such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

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

Prior to the Reorganization, the Company calculated basic net loss per common share by dividing net loss by the weighted-average number of common units outstanding for the period. Subsequent to the Reorganization, the Company calculates basic net loss per common share by dividing net loss by the weighted-average number of common shares outstanding for the period, which includes pre-funded warrants to purchase common stock. The Company has generated a net loss in the periods presented so the basic and diluted net loss per unit and net loss per share are the same as the inclusion of the potentially dilutive securities would be anti-dilutive.

For periods presented that include the Reorganization, the weighted-average shares of common stock outstanding include the weighted average number of common units outstanding prior to the Reorganization.

3.
Marketable Securities

The following is a summary of the Company’s investing portfolio (in thousands):

	AS OF DECEMBER 31, 2025
	UNREALIZED
	COST	GAINS	LOSSES	FAIR VALUE
Marketable securities
Maturities within one year:
U.S. treasury securities	$221,182	$430	$—	$221,612
Debt securities issued by U.S. government agencies	127,796	324	—	128,120
Commercial paper	69,534	22	—	69,556
Corporate debt securities	179,230	136	(11)	179,355
Total maturities within one year	597,742	912	(11)	598,643
Maturities between one and two years:
U.S. treasury securities	$128,396	$149	$—	$128,545
Debt securities issued by U.S. government agencies	14,580	16	—	14,596
Corporate debt securities	29,583	16	(10)	29,589
Total maturities between one and two years	172,559	181	(10)	172,730
Total marketable securities	$770,301	$1,093	$(21)	$771,373

	AS OF DECEMBER 31, 2024
	UNREALIZED
	COST	GAINS	LOSSES	FAIR VALUE
Marketable securities
Maturities within one year:
U.S. treasury securities	$158,332	$469	$(34)	$158,767
Debt securities issued by U.S. government agencies	115,425	169	—	115,594
Commercial paper	35,508	49	—	35,557
Corporate debt securities	68,831	146	(31)	68,946
Total maturities within one year	378,096	833	(65)	378,864
Maturities between one and two years:
U.S. treasury securities	$90,330	$109	$(271)	$90,168
Debt securities issued by U.S. government agencies	102,707	470	(75)	103,102
Corporate debt securities	17,232	—	(86)	17,146
Total maturities between one and two years	210,269	579	(432)	210,416
Total marketable securities	$588,365	$1,412	$(497)	$589,280

As of December 31, 2025, the Company had 22 securities with a total fair market value of $43.7 million in an unrealized loss position. The Company does not intend to sell its investments before recovery of the amortized cost basis of its debt securities at maturity and no allowance for credit losses was recorded as of December 31, 2025 and December 31, 2024. Securities are evaluated at the end of each reporting period. The Company did not record any impairment related to its marketable securities during the years ended December 31, 2025, 2024, and 2023.

4.
Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a reoccurring basis and indicates the level of fair value hierarchy utilized to determine such values (in thousands):

	AS OF DECEMBER 31, 2025
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash equivalents:
Money market funds	$86,669	$—	$—	$86,669
U.S. treasury securities	5,903	—	—	5,903
Commercial paper	—	26,428	—	26,428
Marketable securities:
U.S. treasury securities	350,157	—	—	350,157
Debt securities issued by U.S. government agencies	—	142,716	—	142,716
Commercial paper	—	69,556	—	69,556
Corporate debt securities	—	208,944	—	208,944
Total	$442,729	$447,644	$—	$890,373

	AS OF DECEMBER 31, 2024
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash equivalents:
Money market funds	$132,491	$—	$—	$132,491
Marketable securities:
U.S. treasury securities	248,935	—	—	248,935
Debt securities issued by U.S. government agencies	—	218,696	—	218,696
Commercial paper	—	35,557	—	35,557
Corporate debt securities	—	86,092	—	86,092
Total	$381,426	$340,345	$—	$721,771

5.
Prepaids and Other Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	DECEMBER 31, 2025	DECEMBER 31, 2024
Prepaid clinical	$637	$552
Prepaid manufacturing	1,090	214
Prepaid other	2,873	1,855
Interest receivable	5,961	4,697
Other current assets	605	1,742
Total	$11,166	$9,060

As of December 31, 2025, the Company had no restricted cash. As of December 31, 2024, the Company had restricted cash of $0.3 million held as a letter of credit for the benefit of a clinical research organization. The related letter of credit was classified within other non-current assets on the consolidated balance sheet as of December 31, 2024.

As of December 31, 2025, the Company had $8.5 million in long-term prepayments, made in conjunction with the Company's research and development activities, classified within other non-current assets. As of December 31, 2024, the Company had no long-term prepayments.

6.
Property and Equipment, net

Property and Equipment, net consisted of the following (in thousands):

	DECEMBER 31, 2025	DECEMBER 31, 2024
Lab equipment	$1,469	$1,285
Leasehold improvements	3,075	863
Furniture and fixtures	1,760	—
IT equipment	992	—
Less: Accumulated depreciation	(1,608)	(189)
Total	$5,688	$1,959

The Company recognized $1.4 million and $0.2 million of depreciation expense for the years ended December 31, 2025 and 2024, respectively. The Company recognized an immaterial amount of depreciation expense for the year ended December 31, 2023.

7.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	DECEMBER 31, 2025	DECEMBER 31, 2024
Accrued external research and development expenses	$3,231	$2,924
Accrued manufacturing expenses	5,889	15,505
Accrued clinical expenses	9,178	2,033
Accrued employee compensation	3,658	1,895
Accrued other	1,225	1,898
Total	$23,181	$24,255

8.
Other Significant Agreements

Paragon Option and License Agreements

For the years ended December 31, 2025, 2024, and 2023, the Company recognized $0.1 million, $19.2 million, and $26.3 million, respectively, of research and development expense in connection with services provided by Paragon under the Option and License Agreements.

For the year ended December 31, 2025, the Company recognized $2.1 million of research and development expense related to an undisclosed target.

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

Pursuant to the terms of the 2023 Option Agreement, the parties may initiate Research Programs. Each Research Program will be aimed at discovering, generating, identifying and/or characterizing antibodies directed to the respective target. For each Research Program, the parties must establish a Research Plan. In January 2024, the Company and Paragon agreed on an initial Research Plan with Paragon that outlined the services that will be performed commencing at inception of the arrangement related to TSLP. The Company's exclusive option with respect to each Research Program is exercisable at the Company's sole discretion at any time during the period beginning on the initiation of activities under the associated Research Program and ending a specified number of days following the delivery of the data package from Paragon related to the results of the Research Plan activities. There is no payment due upon exercise of an Option pursuant to the 2023 Option Agreement.

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

Upon execution of the IL‑13 License Agreement, the Company paid Paragon a $1.0 million fee for the nomination of a development candidate. In August 2023, the Company announced the dosing of its first participant in the Phase 1 trial of zumilokibart (APG777) and made a milestone payment of $2.0 million in the fourth quarter of 2023. In November 2023, the Company finalized the nomination of a development candidate under the IL‑4Rα License Agreement and made a milestone payment of $1.0 million to Paragon in the fourth quarter of 2023. In March 2024, the Company announced the dosing of its first participant in a Phase 1 trial of APG808 and made a milestone payment of $2.0 million to Paragon in the first quarter of 2024. In May 2024, the Company finalized the nomination of a development candidate under the OX40L License Agreement and made a milestone payment of $1.0 million to Paragon in the second quarter of 2024. In August 2024, the Company announced the dosing of its first participant in the Phase 1 trial of APG990 and made a milestone payment of $2.0 million to Paragon in the third quarter of 2024. In October 2024, the Company finalized the nomination of a development candidate under the TSLP License Agreement and made a milestone payment of $3.0 million to Paragon in the fourth quarter of 2024. In December 2024, the Company announced the dosing of its first participant in the Phase 1 trial of APG333 and made a milestone payment of $5.0 million in the fourth quarter of 2024.

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

Biologics Master Services Agreement — WuXi Biologics (Hong Kong) Limited

In June 2022, Paragon and WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”) entered into a biologics master services agreement (the “WuXi Biologics MSA”), which was subsequently novated to the Company by Paragon in the second quarter of 2023. The WuXi Biologics MSA governs all development activities and GMP manufacturing and testing for zumilokibart (APG777), APG990, APG333 and APG808, as well as potential future product candidates, on a work order basis. Under the WuXi Biologics MSA, the Company is obligated to pay WuXi Biologics a service fee and all non-cancellable obligations in the amount specified in each work order associated with the agreement for the provision of services.

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

For the years ended December 31, 2025, 2024, and 2023, the Company recognized $9.3 million, $31.8 million and $20.2 million, respectively, of research and development expense in connection with the WuXi Biologics MSA.

Cell Line License Agreement — WuXi Biologics (Hong Kong) Limited

In June 2022, Paragon and WuXi Biologics entered into a cell line license agreement (the “Cell Line License Agreement”), which was subsequently novated to the Company by Paragon in the second quarter of 2023. Under the Cell Line License Agreement, the Company received a non-exclusive, worldwide, sublicensable license to certain of WuXi Biologics’ know-how, cell line, biological materials (the “WuXi Biologics Licensed Technology”) and media and feeds to make, have made, use, sell and import certain therapeutic products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the “WuXi Biologics Licensed Products”). Specifically, the WuXi Biologics Licensed Technology is used to manufacture zumilokibart (APG777), APG990, APG333 and APG808.

In consideration for the license, the Company has paid WuXi Biologics a non-refundable license fee of $150,000. Additionally, if the Company manufactures all of its commercial supplies of bulk drug product with a manufacturer other than WuXi Biologics or its affiliates, the Company is required to make royalty payments to WuXi Biologics in an amount equal to a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer (the “Royalty”). If the Company manufactures part of its commercial supplies of the WuXi Biologics Licensed Products with WuXi Biologics or its affiliates, then the Royalty will be reduced accordingly on a pro rata basis.

The Cell Line License Agreement will continue indefinitely unless terminated (i) by the Company upon six months’ prior written notice and the payment of all undisputed amounts due to WuXi Biologics through the effective date of termination, (ii) by WuXi Biologics for a material breach by the Company that remains uncured for 60 days after written notice, (iii) by WuXi Biologics if the Company fails to make a payment and such failure continues for 30 days after receiving notice of such failure, or (iv) by either party upon the other party’s bankruptcy.

Master Services Agreement and Project Specific Agreements — Samsung Biologics Limited

In March 2025, the Company entered into a Master Services Agreement (the “Samsung Biologics MSA”), made effective as of February 28, 2025, with Samsung Biologics Co., Ltd. (“Samsung Biologics”), pursuant to which Samsung Biologics will manufacture and supply the Company with zumilokibart (APG777) drug substance (the “Samsung Biologics Product”) for clinical development and commercial sale, if approved. The Company is obligated to pay Samsung Biologics service fees for each manufactured batch, as well as the costs of materials purchased by Samsung Biologics and expenses including testing and storage, which such costs and fees will be specified in Project Specific Agreements (each a “PSA”).

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

In February 2026, the Company entered into a separate PSA with Samsung that would provide for the commercial manufacture of zumilokibart drug substance should the program eventually receive regulatory approval. If specific circumstances render Apogee unable to proceed with commercial distribution, the PSA provides for Samsung to receive compensation, including for contractually obligated expenses, and an exit fee in the high single-digit millions.

For the years ended December 31, 2025 and 2024 the Company recognized $12.9 million and $9.9 million, respectively, of research and development expense in connection with the Samsung Biologics MSA. For the year ended December 31, 2023, the Company did not recognize any research and development expense in connection with the Samsung Biologics MSA.

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

Indemnification Agreements

The Company enters into standard indemnification agreements and/or indemnification sections in other agreements in the ordinary course of business. Pursuant to the agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. There is no limit to the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. As of December 31, 2025, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company was not aware of any claims under these indemnification arrangements as of December 31, 2025 and December 31, 2024.

Legal Proceedings

The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of FASB ASC Topic 450, Contingencies (“ASC 450”). The Company expenses as incurred the costs related to its legal proceedings.

10.
Stockholders' Equity

Common Stock

In July 2023, the Company completed its IPO, selling an aggregate of 20,297,500 shares of common stock. All outstanding preferred units were exchanged into 24,987,750 shares of common stock. Following the IPO and as of December 31, 2025, the Company is authorized to issue up to 400,000,000 shares of common stock, par value $0.00001.

In March 2024, the Company issued and sold an aggregate of 7,790,321 shares of its common stock in an underwritten public offering. Net proceeds were $450.0 million after deducting underwriting discounts and commissions and other offering expenses.

In August 2024, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), pursuant to which the Company may offer and sell shares of common stock up to a maximum aggregate offering price of $300.0 million through an at-the-market offering program. In December 2024, the Company sold 926,049 shares of common stock under the ATM for gross proceeds of $44.9 million, less commissions and other offering expenses of $1.4 million. During the year ended December 31, 2025, the Company sold 1,175,701 shares of common stock under the ATM for gross proceeds of $67.6 million, less commissions and other offering expenses of $2.0 million. As of December 31, 2025, $187.5 million remained available for sale under the Sale Agreement.

In October 2025, the Company issued and sold an aggregate of 8,048,782 shares of its common stock in an underwritten public offering and in lieu of common stock to certain investors, pre-funded warrants to purchase up to 365,853 shares of common stock. Net proceeds were $324.1 million, after deducting underwriting discounts and commissions and other offering expenses.

As of December 31, 2025, 69,038,943 and 68,401,349 shares of common stock were issued and outstanding, respectively. The 69,038,943 shares of common stock issued was comprised of 55,552,301 shares of voting common stock and 13,486,642 shares of non-voting common stock. As of December 31, 2025, there were 637,594 shares of unvested restricted common stock included within the shares of common stock issued.

As of December 31, 2024, 59,478,725 and 58,062,898 shares of common stock were issued and outstanding, respectively. The 59,478,725 shares of common stock issued was comprised of 45,992,083 shares of voting common stock and 13,486,642 shares of non-voting common stock. As of December 31, 2024, there were 1,415,827 shares of unvested restricted common stock included within the shares of common stock issued.

Warrants

In October 2025, the Company issued pre‑funded warrants to purchase up to 365,853 shares of common stock at an exercise price of $0.00001 per share. The pre‑funded warrants were exercisable immediately and are not subject to expiration. As of December 31, 2025, none of the pre-funded warrants have been exercised.

11.
Equity-Based Compensation

Restricted Common Stock

The following table provides a summary of the unvested restricted common stock award activity during the year ended December 31, 2025:

	NUMBER OF SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE PER SHARE
Unvested restricted common stock as of December 31, 2024	1,415,827	$5.30
Vested	(777,736)	$4.98
Forfeited	(497)	$13.08
Unvested restricted common stock as of December 31, 2025	637,594	$5.69

The fair value of restricted common stock awards that vested during the year ended December 31, 2025 was $3.9 million.

Stock Options and Restricted Stock Units

In July 2023, in connection with the IPO, the Company’s Board of Directors (the “Board”) and stockholders approved the 2023 Equity Incentive Plan (the “2023 Plan”), which became effective on July 13, 2023. The 2023 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards. As of December 31, 2025, 5,964,549 shares of common stock were available for future grants under the 2023 Plan. The number of shares available for grant and issuance under the 2023 Plan is automatically increased on January 1 of each year by a number of shares equal to up to 5% of the outstanding shares of common stock on such date.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted, with the following assumptions:

YEAR ENDED DECEMBER 31,
2025
Risk-free interest rate	3.7% - 4.4%
Expected dividend yield	0.0%
Expected term (in years)	5.5 - 6.25
Expected volatility	72.8% - 75.5%

The following table provides a summary of stock option activity during the year ended December 31, 2025:

	OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding as of December 31, 2024	5,155,414	$35.12	9.37	$61,506
Granted	936,151	$43.24
Exercised	(222,104)	$23.86
Forfeited	(259,017)	$34.53
Outstanding as of December 31, 2025	5,610,444	$36.95	8.56	$216,170
Exercisable as of December 31, 2025	1,879,583	$32.11	8.25	$81,514

The fair value of options vested during the year ended December 31, 2025 was $38.5 million.

The total intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was $7.0 million and $1.3 million, respectively. No options were exercised during the year ended December 31, 2023.

The following table provides a summary of the unvested restricted stock unit activity under the 2023 Plan during the year ended December 31, 2025:

	NUMBER OF SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE PER SHARE
Unvested restricted stock units as of December 31, 2024	267,564	$38.48
Vested	(72,374)	36.67
Forfeited	(17,575)	37.04
Unvested restricted stock units as of December 31, 2025	177,615	$39.36

The fair value of restricted stock units vested during the year ended December 31, 2025 was $2.7 million.

2023 Employee Stock Purchase Plan

In July 2023, the Board adopted and the Company’s stockholders approved the 2023 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 13, 2023. The ESPP provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of the Company's common stock, subject to any plan limitations. The purchase period under the ESPP has a duration of six months, and the purchase price with respect to each purchase period is equal to 85% of the lesser of (i) the fair market value of the Company's common stock at the commencement of the applicable six-month purchase period or (ii) the fair market value of the Company's common stock on the exercise date. As of December 31, 2025, 69,405 shares have been issued under the ESPP and 1,473,613 shares remain available for issuance.

The following table presents the classification of equity-based compensation expense related to equity awards granted to employees, executives, and service providers (in thousands):

	YEAR ENDED DECEMBER 31,
	2025	2024	2023
Research and development expense	$22,381	$9,964	$1,574
General and administrative expense	23,896	13,368	4,529
Total	$46,277	$23,332	$6,103

As of December 31, 2025, the total unrecognized compensation expense related to the Company’s stock options, unvested restricted stock awards and units and ESPP was $110.1 million, which the Company expects to recognize over a weighted-average period of approximately 2.3 years.

In August 2023, the Board approved two option grants to the new Chairman of the Board, (1) to purchase 50,000 shares of the Company’s common stock under the 2023 Plan (“first option”), and (2) to purchase 100,000 shares of the Company’s common stock outside of the 2023 Plan (“second option”), in which the shares underlying both options will vest and become exercisable in equal monthly installments over a three-year period from August 2023. The second option was contingent upon approval of the shares underlying the award by the Company’s stockholders at the 2024 Annual Meeting of Stockholders, and failure to obtain stockholder approval would have resulted in the forfeiture of the award. Prior to receiving stockholder approval for the second option, neither a grant date nor a service inception date occurred, and no compensation cost was recognized for the award. In June 2024, the Company's stockholders approved the shares underlying the second option at the 2024 Annual Meeting of Stockholders. Therefore, a cumulative catch-up in equity-based compensation was recognized during the second quarter of 2024.

12.
Related Parties

We consider Paragon to be a related party because Fairmount Funds Management LLC, which beneficially owns more than 5% of Paragon, beneficially owns more than 5% of our capital stock and has two seats on our Board of Directors (the “Board”). Under the Option Agreements and the License Agreements, Paragon received upfront consideration in the form of common units, is entitled to receive milestone and royalty payments upon specific conditions and receives payments from the Company for providing ongoing services under the agreements (see Note 8). As of December 31, 2025 and 2024, $2.1 million and $0.1 million were due to Paragon, respectively. The Company incurred research and development expenses with Paragon of $2.2 million, $19.2 million and $26.3 million, respectively, for the years ended December 31, 2025, 2024, and 2023.

13.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	YEAR ENDED DECEMBER 31,
	2025	2024	2023
Numerator:
Net loss	$(255,843)	$(182,146)	$(83,985)
Net loss attributable to common stockholders, basic and diluted	$(255,843)	$(182,146)	$(83,985)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	60,690,820	55,193,971	25,005,774
Net loss per share attributable to common stockholders, basic and diluted	$(4.22)	$(3.30)	$(3.36)

The following potential common shares, presented based on amounts outstanding at period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the period indicated because including them would have been anti-dilutive:

	YEAR ENDED DECEMBER 31,
	2025	2024	2023
Stock options	5,610,444	5,155,414	2,506,017
Unvested restricted common stock	637,594	1,415,827	2,316,902
Unvested restricted stock units	177,615	267,564	144,090
Total	6,425,653	6,838,805	4,967,009

14.
Operating Leases

In November 2023, the Company entered into a lease agreement for lab space. In June 2024, the agreement was amended to expand the space and extend the lease term through November 2026, with the option to extend for one year. In January 2025, the agreement was amended to further expand the space. As of December 31, 2025, the remaining lease term was 0.9 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 9.1%.

In September 2024, the Company entered into a lease agreement for office space. The lease term is five years with two one-year options to extend. As of December 31, 2025, the remaining lease term was 3.8 years and the incremental borrowing rate used to determine the operating lease liability was 6.0%.

As of December 31, 2025, the current and non-current operating lease liabilities were $3.5 million and $5.3 million, respectively. The Company incurred lease expense of $4.4 million, $2.3 million and $0.1 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, the weighted average remaining lease term was 3.2 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 6.7%.

As of December 31, 2025, the future minimum lease payments for the Company’s operating lease for each of the years ending December 31 were as follows (in thousands):

Amount
2026	$3,916
2027	2,049
2028	2,110
2029	1,617
Thereafter	—
Total undiscounted lease payments	9,692
Present value adjustment	(843)
Total net lease liabilities	$8,849

15.
Income Tax

Apogee Therapeutics, Inc. and its U.S. subsidiary, are taxed as a consolidated C corporation for federal tax purposes. The Company’s loss before income taxes is comprised solely of domestic losses. The Company generated taxable losses for all periods presented.

The provision for income taxes consists of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2025	2024	2023
Current:
Federal	$—	$—	$—
State	278	18	—
Total Current	278	18	—
Deferred:
Federal	—	—	—
State	—	—	—
Total Deferred	—	—	—
Total Provision	$278	$18	$—

The income taxes paid by jurisdiction consisted of the following:

	YEAR ENDED DECEMBER 31,
	2025	2024	2023
Income Taxes Paid
Massachusetts	$—	$360	$—
Total Current	$—	$360	$—

The difference between the effective tax rate and the U.S. federal tax rate were as follows:

	YEAR ENDED DECEMBER 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$(53,669)	(21.0)%	$(38,247)	(21.0)%	$(17,637)	(21.0)%
State and local income taxes, net of federal income tax benefit (1)	(195)	(0.1)%	(542)	(0.3)%	(147)	(0.2)%
Tax credits
Research and development tax credits	(6,308)	(2.5)%	(7,801)	(4.3)%	(2,151)	(2.6)%
Change in valuation allowance	53,013	20.7%	41,309	22.7%	17,882	21.3%
Nontaxable or nondeductible items	4,775	1.9%	2,738	1.5%	1,222	1.5%
Changes in unrecognized tax benefits	2,049	0.8%	2,551	1.4%	865	1.0%
Other adjustments	613	0.3%	10	—%	(34)	—%
Effective tax rate	$278	0.1%	$18	0.0%	$—	0.0%
(1)
State taxes in Massachusetts made up the majority (greater than 50%) of the tax effect in this category.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2025	2024	2023
Deferred tax assets:
Capitalized license and research and development payments	$52,758	$46,240	$21,034
Net operating loss carryforwards	58,580	16,095	5,370
Research and development credits	14,864	9,947	2,415
Intangible assets	1,199	1,342	1,244
Stock compensation	5,599	2,352	186
Lease liability	2,063	2,849	502
Fixed asset basis differences	81	—	—
Other	74	13	1
Total deferred tax assets	135,218	78,838	30,752
Deferred tax liabilities:
Fixed asset basis differences	—	(18)	—
Right-of-use asset	(2,025)	(2,737)	(574)
Total deferred tax liabilities	(2,025)	(2,755)	(574)
Valuation allowance	(133,193)	(76,083)	(30,178)
Net deferred tax assets	$—	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s cumulative net losses and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2025.

The change in the valuation allowance for the years ended December 31, 2025 and 2024 was $57.1 million and $45.9 million, respectively. Management reevaluates the positive and negative evidence at each reporting period.

As of December 31, 2025 and 2024, the Company had U.S. federal net operating loss carryforwards of approximately $250.7 million and $68.1 million, respectively, which have no expiration for federal tax purposes.

As of December 31, 2025 and 2024, the Company had state net operating loss carryforwards of approximately $94.3 million and $28.5 million, respectively, which will begin to expire in 2043.

As of December 31, 2025 and 2024, the Company had federal research and development credit carryforwards of approximately $16.7 million and $10.5 million, respectively, which will begin to expire in 2042.

The Company also had California research and development credit carryforwards of approximately $2.9 million and $1.5 million as of December 31, 2025 and 2024, respectively, which will not expire.

Additionally, the Company had Massachusetts research and development credit carryforwards of approximately $1.7 million and $2.1 million as of December 31, 2025 and 2024, respectively, which will begin to expire in 2043.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2025	2024
Beginning balance	$3,603	$904
Changes related to tax positions taken in the prior year	42	28
Changes related to tax positions taken in the current year	2,117	2,671
Ending balance	$5,762	$3,603

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

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of income tax expense, as necessary. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. OBBBA introduces significant changes to U.S. income-tax legislation. Key provisions affecting the Company include (i) permanent immediate expensing of domestic research and experimental expenditures starting January 1, 2025, and (ii) 100 percent bonus depreciation for qualified property placed in service after January 19, 2025. The Company has evaluated the current legislation at this time and has appropriately adopted the new rules under OBBBA.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures. Under the ASU, public business entities (“PBEs”) must annually “(1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (loss) by the applicable statutory income tax rate).” FASB released the ASU in response to stakeholder feedback indicating that “the existing income tax disclosures should be enhanced to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows.”

The ASU’s amendments are effective for PBEs for annual periods beginning after December 15, 2024. The Company adopted ASU 2023‑09 in the current annual period and elected to apply the amendments retrospectively to all periods presented to enhance comparability of income tax disclosures, including the rate reconciliation and disaggregation of income taxes paid.

16.
Segment Information

The Company has one operating segment and one reporting unit. The Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of assessing performance and allocating resources. All of the Company’s assets are located in the United States.

The following table summarizes the Company’s segment information for the periods presented (in thousands):

	YEAR ENDED DECEMBER 31,
	2025	2024	2023
Operating expenses(1):
Research and development personnel-related (excluding equity-based compensation)	$68,490	$39,013	$9,387
External research and development costs - zumilokibart (APG777)	76,441	49,241	21,644
External research and development costs - APG990 / APG279	16,250	20,000	—
External research and development costs - APG333 / APG273	5,257	28,095	—
External research and development costs - APG808	3,136	10,311	20,801
External-discovery related costs and other	22,469	11,064	15,019
General and administrative personnel-related (excluding equity-based compensation)	26,740	16,935	8,047
General and administrative operations(2)	19,117	18,690	12,002
Equity-based compensation	46,277	23,332	6,103
Depreciation expense	1,418	189	—
Interest income	(30,030)	(34,742)	(9,018)
Provision for income taxes	278	18	—
Consolidated net loss	$255,843	$182,146	$83,985
(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM
(2)
General and administrative operations are comprised of finance, investor relations, business development, human resources, legal, facilities & IT, and certain other overhead expenses
17.
Subsequent Events

The Company evaluated subsequent events through the date on which these financial statements were issued to ensure that these consolidated financial statements include appropriate disclosure of events both recognized in the financial statements as of December 31, 2025 and events which occurred subsequently and not recognized in the financial statements. No subsequent events have occurred that require disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on the foregoing evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2025, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025, and has issued an attestation report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Apogee Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Apogee Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Apogee Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated March 2, 2026 expressed an unqualified opinion thereon.

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

March 2, 2026

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Plans

During the quarter ended December 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the 2026 Proxy Statement, including under headings “Executive Compensation,” “Election of Directors,” and “Corporate Governance,” “Insider Trading Policy and Anti-Hedging Policy” and, as applicable, “Delinquent Section 16(a) Reports.”

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the 2026 Proxy Statement, including under headings “Executive Compensation” and “Corporate Governance.”

Item 12. Security Ownership of Certain beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the 2026 Proxy Statement, including under headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the 2026 Proxy Statement, including under headings “Corporate Governance” and “Certain Relationships and Related Party Transactions.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the 2026 Proxy Statement, including under the heading “Ratification of Independent Auditor Appointment.”

PART IV

Item 15. Exhibits

1.
Financial Statements: For a list of the financial statements included herein, see the Index to the Financial Statements on page 107 of this Annual Report, which is incorporated into this Item by reference.
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

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 10, 2025).

4.4	Description of the Company's Securities (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K filed on March 3, 2025).

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

10.4+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1/A filed on July 3, 2023).

10.5+	Equity Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q filed on August 28, 2023).

10.6+	Equity Incentive Plan Form of Restricted Unit Award Grant Notice (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed on March 5, 2024).

10.7*	Apogee Therapeutics, Inc. Executive Severance Policy, dated August 25, 2023

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

10.15#

TSLP License Agreement, dated August 9, 2024 by and between Paragon Therapeutics, Inc. and Apogee Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on August 11, 2025).

10.17

Novation Agreement, dated April 1, 2023, by and between Paragon Therapeutics, Inc., Apogee Biologics, Inc. (f/k/a Apogee Therapeutics, Inc.) and WuXi Biologics (Hong Kong) Limited (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 filed on June 22, 2023).

10.18#

Biologics Master Services Agreement, dated June 20, 2022 by and between Paragon Therapeutics, Inc. and WuXi Biologics (Hong Kong) Limited (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 filed on June 22, 2023).

10.19#

Cell Line License Agreement, effective as of June 20, 2022, by and between Paragon Therapeutics, Inc. and WuXi Biologics (Hong Kong) Limited (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 filed on June 22, 2023).

10.20#

Master Services Agreement, effective February 28, 2025, by and between the Company and Samsung Biologics Co. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on May 12, 2025).

10.21#

Product Specific Agreement, effective February 28, 2025, by and between the Company and Samsung Biologics Co. (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on May 12, 2025).

10.22+	First Amendment to the Apogee Therapeutics 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2024).

10.23

License Agreement, dated November 22, 2023, by and between the Company and MIL 6T, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2024).

10.24

First Amendment to License Agreement, dated December 4, 2023, by and between the Company and MIL 6T, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2024).

10.25

Second Amendment to License Agreement, dated February 26, 2024, by and between the Company and MIL 6T, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2024).

10.26

Third Amendment to License Agreement, dated June 10, 2024, by and between the Company and MIL 6T, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2024).

10.27

Fourth Amendment to License Agreement, dated January 23, 2025, by and between the Company and MIL 6T, LLC (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed on May 12, 2025).

10.28

Open Market Sale AgreementSM dated August 12, 2024 between the Company and Jefferies LLC (incorporated by reference to Exhibit 1.2 of the Company's Registration Statement on Form S-3 filed on August 12 2024).

10.29*+	Non-Employee Director Compensation Policy.

19.1*	Insider Trading Policy.

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed on March 3, 2025).

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of the principal executive officer pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the principal financial officer pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934.

32.1*(1)	Certification of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a‑14(b) under the Securities Exchange Act of 1934.

97.1	Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed on March 5, 2024).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: March 2, 2026
	By:	/s/ Michael Henderson, M.D.
Michael Henderson, M.D.
Director and Chief Executive Officer
(principal executive officer)

Date: March 2, 2026
	By:	/s/ Jane Pritchett Henderson
Jane Pritchett Henderson
Chief Financial Officer
(principal financial and accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Michael Henderson, M.D.	Director and Chief Executive Officer	March 2, 2026
Michael Henderson, M.D.	(principal executive officer)

/s/ Jane Pritchett Henderson	Chief Financial Officer	March 2, 2026
Jane Pritchett Henderson	(principal financial and accounting officer)

/s/ Mark C. McKenna
Mark C. McKenna	Chair and Director	March 2, 2026

/s/ Peter Harwin
Peter Harwin	Director	March 2, 2026

/s/ Jennifer Fox
Jennifer Fox	Director	March 2, 2026

/s/ Andrew Gottesdiener, M.D.
Andrew Gottesdiener, M.D.	Director	March 2, 2026

/s/ Tomas Kiselak
Tomas Kiselak	Director	March 2, 2026

/s/ William Jones, Jr.
William Jones, Jr.	Director	March 2, 2026

/s/ Nimish Shah
Nimish Shah	Director	March 2, 2026

/s/ Lisa Bollinger, M.D.
Lisa Bollinger, M.D.	Director	March 2, 2026