Form 10-Q
period 2026-03-31
Apogee Therapeutics, Inc.
filed 2026-05-11
CIK 1974640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 4, 2026, the registrant had 75,389,375 shares of common stock, $0.00001 par value per share, outstanding, comprising 61,902,733 shares of voting common stock, $0.00001 par value per share, and 13,486,642 shares of non-voting common stock, $0.00001 par value per share.

APOGEE THERAPEUTICS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties and are based on current expectations, estimates, forecasts and assumptions. All statements other than statements of historical fact included in this Quarterly Report, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital requirements or financing needs, capital expenditures, commitments, preclinical studies, clinical trials, plans or intentions relating to product candidates, expected markets and business trends, and other statements, including without limitation, those discussed under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “would,” “shall,” “objective,” “intend,” “target,” “should,” “could,” “can,” “expect,” “anticipate,” “believe,” “design,” “estimate,” “forecast,” “predict,” “potential,” “plan,” “seek,” or “continue” or the negative of these terms and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events. Given the significant risks and uncertainties, you should not place undue reliance on these forward-looking statements.

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

These and other risks and uncertainties and other factors, including those discussed under the section titled “Risk Factors” of this Quarterly Report, may cause our actual results and outcomes, or timing of our results or outcomes, to differ materially and adversely from the forward-looking statements expressed or implied in this Quarterly Report, including factors disclosed in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should evaluate all forward-looking statements made in this Quarterly Report in the context of these risks and uncertainties.

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

PART I – FINANCIAL INFORMATION

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)

	MARCH 31, 2026	DECEMBER 31, 2025
Assets
Current assets:
Cash and cash equivalents	$451,797	$131,549
Marketable securities	608,088	598,643
Prepaid expenses and other current assets	13,912	11,166
Total current assets	1,073,797	741,358
Long-term marketable securities	198,354	172,730
Property and equipment, net	5,280	5,688
Right-of-use asset, net	7,707	8,687
Other non-current assets	8,516	8,671
Total assets	$1,293,654	$937,134
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,237	$1,221
Lease liability	3,138	3,504
Accrued expenses and other current liabilities	28,577	23,181
Total current liabilities	32,952	27,906
Long-term liabilities:
Lease liability, net of current	4,909	5,345
Total liabilities	37,861	33,251
Commitments and contingencies (Note 9)
Stockholders' equity:
Common Stock; $0.00001 par value, 400,000,000 authorized, 75,323,726 issued and 74,882,396 outstanding as of March 31, 2026; 400,000,000 authorized, 69,038,943 issued and 68,401,349 outstanding as of December 31, 2025	1	1
Additional paid-in capital	1,892,411	1,464,561
Accumulated other comprehensive income (loss)	(749)	1,080
Accumulated deficit	(635,870)	(561,759)
Total stockholders’ equity	1,255,793	903,883
Total liabilities and stockholders’ equity	$1,293,654	$937,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Operating expenses:
Research and development (1)	$60,819	$46,387
General and administrative	21,953	16,709
Total operating expenses	82,772	63,096
Loss from operations	(82,772)	(63,096)
Other income, net:
Interest income, net	8,740	7,840
Total other income, net	8,740	7,840
Net loss before taxes	(74,032)	(55,256)
Provision for income taxes	(79)	(83)
Net loss after taxes	$(74,111)	$(55,339)
Net loss per share, basic and diluted	$(1.06)	$(0.95)
Weighted-average common shares outstanding, basic and diluted	69,668,439	58,195,272

(1)
Includes related party amounts of $640 and $32 for the three months ended March 31, 2026 and 2025, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Net loss	$(74,111)	$(55,339)
Unrealized (loss) gain on marketable securities, net of tax	(1,829)	159
Comprehensive loss	$(75,940)	$(55,180)

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2025	68,401,349	$1	$1,464,561	$(561,759)	$1,080	$903,883
Common stock issued, net of issuance costs of $25,059	5,750,000	—	377,441	—	—	377,441
Common stock issued, net of issuance costs of $769, under at the market equity offering program (“ATM Facility”)	369,220	—	28,934	—	—	28,934
Vesting of restricted stock	222,013	—	—	—	—	—
Issuance of common stock upon exercise of stock options	139,814	—	4,320	—	—	4,320
Equity-based compensation expense	—	—	17,155	—	—	17,155
Unrealized loss on marketable securities, net of tax	—	—	—	—	(1,829)	(1,829)
Net loss	—	—	—	(74,111)	—	(74,111)
Balance at March 31, 2026	74,882,396	$1	$1,892,411	$(635,870)	$(749)	$1,255,793

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

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(74,111)	$(55,339)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	408	207
Equity-based compensation expense	17,155	11,126
Amortization of discounts on marketable securities	(1,549)	(2,379)
Non-cash lease expense	980	857
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,490)	895
Other non-current assets	155	(6,841)
Accounts payable	16	1,374
Operating lease liability	(802)	(1,014)
Accrued expenses	4,668	2,637
Net cash used in operating activities	(55,570)	(48,477)
Cash flows from investing activities:
Purchases of marketable securities	(183,244)	(98,201)
Maturities of marketable securities	147,895	115,500
Purchases of property and equipment	—	(4,317)
Net cash (used in) provided by investing activities	(35,349)	12,982
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	378,169	—
Proceeds from issuance of common stock under the ATM Facility, net of issuance costs	28,934	—
Proceeds from exercise of options	4,064	622
Net cash provided by financing activities	411,167	622
Increase (decrease) in cash, cash equivalents and restricted cash	320,248	(34,873)
Cash, cash equivalents and restricted cash, beginning of period	131,549	142,083
Cash, cash equivalents and restricted cash, end of period	$451,797	$107,210
Supplemental disclosures of non-cash activities:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$—	$999
Property and equipment in accounts payable	$—	$229
Unpaid financing cost in accrued liability	$728	$37
Issuance of common stock upon exercise of stock options for which proceeds had not yet been received	$256	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$451,797	$106,916
Restricted cash	—	294
Total	$451,797	$107,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
Nature of the Business

Apogee Therapeutics, Inc., together with its consolidated subsidiary (collectively, “Apogee” or the “Company”), is a clinical stage biotechnology company advancing optimized, novel biologics with the potential for differentiated efficacy and dosing in the largest inflammatory and immunology (“I&I”) markets, including for the treatment of atopic dermatitis (“AD”), asthma, eosinophilic esophagitis (“EoE”), chronic obstructive pulmonary disease (“COPD”), and other I&I indications. Apogee's antibody programs are designed to overcome limitations of existing therapies by targeting well-established mechanisms of action and incorporating advanced antibody engineering to optimize half-life and other properties.

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

Company Liquidity

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued. The Company had an accumulated deficit of $635.9 million as of March 31, 2026. Further, the Company incurred a net loss of $74.1 million and experienced negative cash flows from operations of $55.6 million for the three months ended March 31, 2026. Based on the Company’s current operating plan, it estimates that its existing cash and cash equivalents of $451.8 million, marketable securities of $608.1 million and long-term marketable securities of $198.4 million as of March 31, 2026, will be sufficient to enable the Company to fund its operating expenses and capital requirements through at least the next 12 months from the issuance of these consolidated financial statements.

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

2.
Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies as disclosed in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Apogee Therapeutics, Inc. and its wholly-owned subsidiary, Apogee Therapeutics Securities Corporation, formed as a Massachusetts security corporation in September 2024.

These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). In the Company’s management opinion, the information furnished in these unaudited condensed consolidated financial statements reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the financial position and results of operations for the interim reported periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

Items measured at fair value on a recurring basis as of March 31, 2026 include cash equivalents and marketable securities (Notes 3 and 4). The carrying amounts reflected in the accompanying consolidated balance sheets for prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

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

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

The fair value of the Company’s common stock underlying its equity awards is based on the quoted market price of the Company’s common stock on the grant date. The Company estimates the fair value of its stock options using the Black-Scholes option pricing model, which uses as inputs the fair value of the Company’s common stock, and certain management estimates, including the expected stock price volatility, the expected term of the award, the risk-free rate, and expected dividends. Expected volatility is estimated using a combination of the Company’s historical stock price volatility and historical volatility data from a representative group of comparable publicly traded companies. The Company computes historical volatility using daily closing prices over a period that approximates the expected term of the equity-based awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. The Company uses the simplified method, under which the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. The Company utilizes this method due to lack of historical exercise data. The expected dividend yield is assumed to be zero as the Company has no current plans to pay any dividends on common stock. The fair value of the restricted stock units are based on the Company’s stock price on the date of the grant.

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

The Company evaluates whether an equity award should be classified and accounted for as a liability award or equity award for all equity-based compensation awards granted. As of March 31, 2026, all of the Company’s equity-based awards were equity classified. Forfeitures are recognized as they occur. The Company classifies equity-based compensation expense in the accompanying consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified, as applicable.

Concentrations of Credit Risk and Significant Suppliers

Financial instruments that potentially expose the Company to credit risk primarily consist of cash, cash equivalents and marketable securities. The Company’s investment portfolio is comprised of money market funds, debt securities issued by U.S. government and corporate debt securities. The Company maintains its deposits with accredited financial institutions and, consequently, the Company does not believe it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Bank accounts in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2026 and December 31, 2025, predominantly all of the Company’s primary operating accounts significantly exceeded the FDIC limits.

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

Off-Balance Sheet Arrangements

As of March 31, 2026 and December 31, 2025, the Company had no off-balance sheet risks such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024‑03, Disaggregation of Income Statement Expenses, which requires additional disclosures related to specified income statement expense categories on an annual and interim basis. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The guidance may be applied prospectively or retrospectively. The Company is currently evaluating the impact of this guidance on its disclosures.

3.
Marketable Securities

The following is a summary of the Company’s investing portfolio (in thousands):

	AS OF MARCH 31, 2026
		UNREALIZED
	COST	GAINS	LOSSES	FAIR VALUE
Marketable securities:
Maturities within one year:
U.S. treasury securities	$274,711	$133	$(104)	$274,740
Debt securities issued by U.S. government agencies	107,724	92	(26)	107,790
Commercial paper	19,288	—	(6)	19,282
Corporate debt securities	206,461	31	(216)	206,276
Total maturities within one year	608,184	256	(352)	608,088
Maturities between one and two years:
U.S. treasury securities	$155,403	$12	$(528)	$154,887
Debt securities issued by U.S. government agencies	8,557	—	(21)	8,536
Corporate debt securities	35,047	3	(119)	34,931
Total maturities between one and two years	199,007	15	(668)	198,354
Total marketable securities	$807,191	$271	$(1,020)	$806,442

	AS OF DECEMBER 31, 2025
		UNREALIZED
	COST	GAINS	LOSSES	FAIR VALUE
Marketable securities:
Maturities within one year:
U.S. treasury securities	$221,182	$430	$—	$221,612
Debt securities issued by U.S. government agencies	127,796	324	—	128,120
Commercial paper	69,534	22	—	69,556
Corporate debt securities	179,230	136	(11)	179,355
Total maturities within one year	597,742	912	(11)	598,643
Maturities between one and two years:
U.S. treasury securities	$128,396	$149	$—	$128,545
Debt securities issued by U.S. government agencies	14,580	16	—	14,596
Corporate debt securities	29,583	16	(10)	29,589
Total maturities between one and two years	172,559	181	(10)	172,730
Total marketable securities	$770,301	$1,093	$(21)	$771,373

As of March 31, 2026, the Company had 172 securities with a total fair market value of $527.7 million in an unrealized loss position. The Company does not intend to sell its investments before recovery of the amortized cost basis of its debt securities at maturity and no allowance for credit losses was recorded as of March 31, 2026 and December 31, 2025. Securities are evaluated at the end of each reporting period. The Company did not record any impairment related to its marketable securities during the three months ended March 31, 2026 and 2025.

4.
Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of fair value hierarchy utilized to determine such values (in thousands):

	AS OF MARCH 31, 2026
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash equivalents:
Money market funds	$441,502	$—	$—	$441,502
U.S. treasury securities	3,190	—	—	3,190
Marketable securities:
U.S. treasury securities	429,627	—	—	429,627
Debt securities issued by U.S. government agencies	—	116,326	—	116,326
Commercial paper	—	19,282	—	19,282
Corporate debt securities	—	241,207	—	241,207
Total	$874,319	$376,815	$—	$1,251,134

	AS OF DECEMBER 31, 2025
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash equivalents:
Money market funds	$86,669	$—	$—	$86,669
U.S. treasury securities	5,903	—	—	5,903
Commercial paper	—	26,428	—	26,428
Marketable securities:
U.S. treasury securities	350,157	—	—	350,157
Debt securities issued by U.S. government agencies	—	142,716	—	142,716
Commercial paper	—	69,556	—	69,556
Corporate debt securities	—	208,944	—	208,944
Total	$442,729	$447,644	$—	$890,373

5.
Prepaids and Other Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	MARCH 31, 2026	DECEMBER 31, 2025
Prepaid manufacturing	$1,560	$1,090
Prepaid clinical	524	637
Prepaid other	3,367	2,873
Interest receivable	7,281	5,961
Other current assets	1,180	605
Total	$13,912	$11,166

As of March 31, 2026 and December 31, 2025, the Company had $8.3 million and $8.5 million, respectively, in long-term prepayments, made in conjunction with the Company's research and development activities, classified within other non-current assets.

6.
Property and Equipment, net

Property and Equipment, net consisted of the following (in thousands):

	MARCH 31, 2026	DECEMBER 31, 2025
Leasehold improvements	$3,075	$3,075
Furniture and fixtures	1,760	1,760
Lab equipment	1,469	1,469
IT equipment	992	992
Less: Accumulated depreciation	(2,016)	(1,608)
Total	$5,280	$5,688

The Company recognized $0.4 million and $0.2 million of depreciation expense for the three months ended March 31, 2026 and 2025, respectively.

7.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	MARCH 31, 2026	DECEMBER 31, 2025
Accrued clinical expenses	$9,062	$9,178
Accrued manufacturing expenses	8,159	5,889
Accrued external research and development expenses	2,501	3,231
Accrued employee compensation	6,254	3,658
Accrued other	2,601	1,225
Total	$28,577	$23,181

8.
Other Significant Agreements

Paragon Option and License Agreements

No research and development expense related to services provided by Paragon Therapeutics, Inc. (“Paragon”) under the Option and License Agreements (as defined below) was recognized for the three months ended March 31, 2026. For the three months ended March 31, 2025, the Company recognized an immaterial amount of research and development expense in connection with services provided by Paragon under the Option and License Agreements (as defined below).

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

Unless terminated earlier, the Option Agreements shall continue in force on a Research Program-by-Research Program basis until the earlier of: (i) the end of the Option Period for such Research Program, as applicable, if such Option is not exercised by the Company; and (ii) the effective date of the license agreement for such Research Program if the Company exercises its Option with respect to such Research Program (the “Term”). Upon the expiration of the Term for all then-existing Research Programs, the applicable Option Agreement, will automatically expire in its entirety. The Company may terminate either Option Agreement or any Research Program at any time for any or no reason upon 30 days’ prior written notice to Paragon, provided that the Company must pay certain unpaid fees due to Paragon upon such termination, as well as any non-cancellable obligations reasonably incurred by Paragon in connection with its activities under any terminated Research Program. Each party has the right to terminate either Option Agreement or any Research Program upon (i) 30 days’ prior written notice of the other party’s material breach that remains uncured for the 30-day period and (ii) the other party’s bankruptcy.

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

For the three months ended March 31, 2026 and March 31, 2025, the Company recognized $5.2 million and $1.2 million, respectively, of research and development expense in connection with the WuXi Biologics MSA.

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

In February 2026, the Company entered into a separate PSA with Samsung that would provide for the commercial manufacture of zumilokibart (APG777) drug substance should the program eventually receive regulatory approval. If specific circumstances render Apogee unable to proceed with commercial distribution, the PSA provides for Samsung to receive compensation, including for contractually obligated expenses, and an exit fee in the high single-digit millions.

For the three months ended March 31, 2026 and 2025, the Company recognized $0.4 million and $1.7 million, respectively, of research and development expense in connection with the Samsung Biologics MSA.

9.
Commitments and Contingencies

Other Contracts

Currently, all of the Company’s preclinical, clinical and commercial drug manufacturing, storage, distribution or quality testing are outsourced to third-party manufacturers. As development programs progress and new process efficiencies are built, the Company expects to continually evaluate this strategy with the objective of satisfying demand for registration trials and, if approved, the manufacture, sale and distribution of commercial products. Under such agreements, the Company is contractually obligated to make certain payments to vendors upon early termination, including to reimburse them for their unrecoverable outlays incurred prior to cancellation as well as any amounts owed by the Company prior to early termination. The actual amounts the Company could pay in the future to the vendors under such agreements may differ from the purchase order amounts due to cancellation provisions.

Indemnification Agreements

The Company enters into standard indemnification agreements and/or indemnification sections in other agreements in the ordinary course of business. Pursuant to the agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. There is no limit to the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. As of March 31, 2026, the

Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company was not aware of any claims under these indemnification arrangements as of March 31, 2026 and December 31, 2025.

Legal Proceedings

The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of FASB ASC Topic 450, Contingencies (“ASC 450”). The Company expenses as incurred the costs related to its legal proceedings.

10.
Stockholders' Equity

Common Stock

In July 2023, the Company completed its initial public offering (“IPO”), selling an aggregate of 20,297,500 shares of common stock. Net proceeds were $315.4 million, after deducting underwriting discounts and commissions and other offering expenses. All outstanding preferred units were exchanged into 24,987,750 shares of common stock in connection with the IPO. Following the IPO, the Company is authorized to issue up to 400,000,000 shares of common stock, par value $0.00001.

In March 2024, the Company issued and sold an aggregate of 7,790,321 shares of its common stock in an underwritten public offering. Net proceeds were $450.0 million, after deducting underwriting discounts and commissions and other offering expenses.

In August 2024, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), pursuant to which the Company may offer and sell shares of common stock up to a maximum aggregate offering price of $300.0 million through an at-the-market offering program. In December 2024, the Company sold 926,049 shares of common stock under the ATM Facility for gross proceeds of $44.9 million, less commissions and other offering expenses of $1.4 million. During the year ended December 31, 2025, the Company sold 1,175,701 shares of common stock under the ATM Facility for gross proceeds of $67.6 million, less commissions and other offering expenses of $2.0 million. During the three months ended March 31, 2026, the Company sold 369,220 shares of common stock under the ATM Facility for gross proceeds of $29.7 million, less commissions and other offering expenses of $0.8 million. As of March 31, 2026, $157.8 million remained available for sale under the Sale Agreement.

In October 2025, the Company issued and sold an aggregate of 8,048,782 shares of its common stock and in lieu of common stock to certain investors, pre-funded warrants to purchase up to 365,853 shares of common stock in an underwritten public offering. Net proceeds were $324.1 million, after deducting underwriting discounts and commissions and other offering expenses.

In March 2026, the Company issued and sold an aggregate of 5,750,000 shares of its common stock in an underwritten public offering. Net proceeds were $377.4 million, after deducting underwriting discounts and commissions and other offering expenses.

As of March 31, 2026, 75,323,726 and 74,882,396 shares of common stock were issued and outstanding, respectively. The 75,323,726 shares of common stock issued are comprised of 61,395,754 shares of voting common stock, 13,486,642 shares of non-voting common stock and 441,330 shares of unvested restricted common stock.

As of December 31, 2025, 69,038,943 and 68,401,349 shares of common stock were issued and outstanding, respectively. The 69,038,943 shares of common stock issued are comprised of 54,914,707 shares of voting common stock, 13,486,642 shares of non-voting common stock and 637,594 shares of unvested restricted common stock.

Shares underlying pre‑funded warrants are excluded from shares of common stock issued and outstanding for all periods presented.

Warrants

In October 2025, the Company issued pre‑funded warrants to purchase up to 365,853 shares of common stock at an exercise price of $0.00001 per share. The pre‑funded warrants were exercisable immediately and are not subject to expiration. As of March 31, 2026, none of the pre-funded warrants have been exercised.

11.
Equity-Based Compensation

Restricted Common Stock

The following table provides a summary of the unvested restricted common stock award activity during the three months ended March 31, 2026:

	NUMBER OF SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE PER SHARE
Unvested restricted common stock as of December 31, 2025	637,594	$5.69
Vested	(194,060)	4.98
Forfeited	(2,204)	7.62
Unvested restricted common stock as of March 31, 2026	441,330	$5.99

The fair value of restricted common stock awards vested during the three months ended March 31, 2026 was $1.0 million.

Stock Options and Restricted Stock Units

In July 2023, in connection with the IPO, the Company’s Board of Directors (the “Board”) and stockholders approved the 2023 Equity Incentive Plan (the “2023 Plan”), which became effective on July 13, 2023. The 2023 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards. As of March 31, 2026, 7,804,838 shares of common stock were available for future grant under the 2023 Plan. The number of shares available for grant and issuance under the 2023 Plan is automatically increased on January 1 of each year by a number of shares equal to up to 5% of the outstanding shares of common stock on such date.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions:

THREE MONTHS ENDED MARCH 31,
2026
Risk-free interest rate	3.6% - 4.0%
Expected dividend yield	0.0%
Expected term (in years)	6.0 - 6.25
Expected volatility	74.4% - 75.2%

The following table provides a summary of stock option activity during the three months ended March 31, 2026:

	OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding as of December 31, 2025	5,610,444	$36.95	8.56	$216,170
Granted	1,395,882	75.84	—	—
Exercised	(139,814)	30.90	—	—
Forfeited	(25,076)	46.47	—	—
Outstanding as of March 31, 2026	6,841,436	$44.97	8.62	$268,156
Exercisable as of March 31, 2026	2,165,555	$34.06	8.10	$108,508

The total intrinsic value of options exercised during the three months ended March 31, 2026 was $6.3 million.

The following table provides a summary of the unvested restricted stock unit activity under the 2023 Plan during the three months ended March 31, 2026:

	NUMBER OF SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE PER SHARE
Unvested restricted stock units as of December 31, 2025	177,615	$39.36
Granted	213,851	76.98
Vested	(27,953)	51.81
Forfeited	(4,879)	51.54
Unvested restricted stock units as of March 31, 2026	358,634	$60.66

The fair value of restricted stock units vested during the three months ended March 31, 2026 was $1.4 million.

2023 Employee Stock Purchase Plan

In July 2023, the Board adopted and the Company’s stockholders approved the 2023 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 13, 2023. The ESPP provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of the Company's common stock, subject to any plan limitations. The purchase period under the ESPP has a duration of six months, and the purchase price with respect to each purchase period is equal to 85% of the lesser of (i) the fair market value of the Company's common stock at the commencement of the applicable six-month purchase period or (ii) the fair market value of the Company's common stock on the exercise date. As of March 31, 2026, 69,405 shares have been issued under the ESPP and 2,157,626 shares remain available for issuance.

The following table presents the classification of equity-based compensation expense related to equity awards granted to employees, executives, and service providers (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Research and development expense	$8,527	$5,372
General and administrative expense	8,628	5,754
Total	$17,155	$11,126

As of March 31, 2026, the total unrecognized compensation expense related to the Company’s stock options, unvested restricted stock and ESPP was $180.7 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.

12.
Related Parties

The Company considers Paragon to be a related party because Fairmount Funds Management LLC, which beneficially owns more than 5% of Paragon, beneficially owns more than 5% of the Company’s capital stock and, as of the date of this Quarterly Report, has one seat on the Board. Under the Option Agreements and the License Agreements, Paragon, received upfront consideration in the form of common units, is entitled to receive milestone and royalty payments upon specific conditions and receives payments from the Company for providing ongoing services under the agreements (see Note 8). As of March 31, 2026 and December 31, 2025, $0.6 million and $2.1 million were due to Paragon, respectively. For the three months ended March 31, 2026, the Company incurred research and development expenses of $0.6 million with Paragon. For the three months ended March 31, 2025, the Company incurred immaterial research and development expenses with Paragon.

13.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Numerator:
Net loss	$(74,111)	$(55,339)
Net loss attributable to common stockholders, basic and diluted	$(74,111)	$(55,339)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	69,668,439	58,195,272
Net loss per share attributable to common stockholders, basic and diluted	$(1.06)	$(0.95)

The following potential common shares, presented based on amounts outstanding at period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the period indicated because including them would have been anti-dilutive:

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Stock options	6,841,436	5,355,989
Unvested restricted common stock	441,330	1,221,369
Unvested restricted stock units	358,634	245,244
Potential shares issuable under the ESPP	10,043	13,825
Total	7,651,443	6,836,427

14.
Operating Leases

In November 2023, the Company entered into a lease agreement for lab space. In June 2024, the agreement was amended to expand the space and extend the lease term through November 2026, with the option to extend for one year. In January 2025, the agreement was amended to further expand the space. As of March 31, 2026, the remaining lease term was 0.7 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 9.1%.

In September 2024, the Company entered into a lease agreement for office space. The lease term is five years with two one-year options to extend. As of March 31, 2026, the remaining lease term was 3.5 years and the incremental borrowing rate used to determine the operating lease liability was 6.0%.

As of March 31, 2026, total current and non-current operating lease liabilities were $3.1 million and $4.9 million, respectively. The Company incurred lease expense of $1.1 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively.

15.
Segment Information

The Company has one operating segment and one reporting unit. The Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of assessing performance and allocating resources. All of the Company’s assets are located in the United States.

The following table summarizes the Company’s segment information for the periods presented (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Operating expenses(1):
Research and development personnel-related (excluding equity-based compensation)	$18,542	$15,296
External research and development costs - zumilokibart (APG777)	19,542	14,571
External research and development costs - APG990 / APG279	5,444	3,213
External research and development costs - APG333 / APG273	254	2,434
External-discovery related costs and other (2)	8,433	5,437
General and administrative personnel-related (excluding equity-based compensation)	7,985	5,707
General and administrative operations(3)	5,009	5,105
Equity-based compensation	17,155	11,126
Depreciation expense	408	207
Interest income, net	(8,740)	(7,840)
Provision for income taxes	79	83
Consolidated net loss	$74,111	$55,339
(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)
External-discovery related costs and other include expenses related to APG808.
(3)
General and administrative operations are comprised of finance, investor relations, business development, human resources, legal, facilities & IT, and certain overhead expenses.

16.
Subsequent Events

The Company evaluated subsequent events through the date on which these financial statements were issued to ensure that these condensed consolidated financial statements include appropriate disclosure of events both recognized in the financial statements as of March 31, 2026 and events which occurred subsequently but not recognized in the financial statements. No subsequent events have occurred that require disclosure.

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

Our pipeline comprises multiple antibody programs being developed initially for the treatment of I&I indications as monotherapies and combinations, including zumilokibart (APG777), APG279 (zumilokibart + APG990), APG273 (zumilokibart + APG333), and APG808 (each a “program” or “product candidate”). With four validated targets in our portfolio, we are seeking to achieve best-in-class efficacy and dosing through monotherapies and combinations of our novel antibodies. Based on a broad pipeline and depth of expertise, we believe we can deliver value and meaningful benefit to patients underserved by today’s standard of care. We believe each of our product candidates has potential for broad application across multiple I&I indications.

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

In March 2024, we announced positive interim safety and pharmacokinetic (“PK”) data from this trial with zumilokibart demonstrating a potential best-in-class PK profile, including a half-life of 77 days, supporting the potential for every three- to six- month maintenance dosing in AD. Single doses of zumilokibart demonstrated a deep and sustained effect on pharmacodynamic (“PD”) markers out to approximately 12 months. Zumilokibart was well-tolerated across all dose groups.

APEX Phase 2 Trial for Patients with AD

In May 2024, we announced dosing of our first patient in the APEX Phase 2 clinical trial, which is a randomized, placebo-controlled study evaluating zumilokibart in patients with moderate-to-severe AD.

In July 2025, we announced positive 16-week data from the Part A portion of the APEX Phase 2 clinical trial. Part A of the trial enrolled 123 adult patients who were randomized 2:1 to zumilokibart versus placebo and received an induction regimen dosing of 720mg at Weeks 0 and 2, followed by 360mg at Weeks 4 and 12. The primary endpoint for the induction arm of Part A was percentage change in Eczema Area Severity Index (“EASI”) score from baseline at Week 16. Secondary endpoints included EASI-75, EASI-90, Validated Investigator Global Assessment (“vIGA”) 0/1 and Itch Numeric Rating Scale (“Itch NRS”) at Week 16. In non-head-to-head trial comparisons, the initial 16-week findings from Part A included efficacy results, which compared favorably versus standard of care across endpoints, as well as rapid onset of itch relief and lesion reduction, and a favorable safety profile consistent with its class.

The Part A trial met its primary endpoint, with zumilokibart showing significantly greater least squares mean percent change from baseline at Week 16 with an EASI reduction of 71.0% compared to placebo of 33.8% (p < 0.001). Zumilokibart showed the highest absolute and placebo-adjusted EASI-75 of any biologic in a 16-week global study with 66.9% of patients treated with zumilokibart achieving EASI-75 compared to 24.6% on placebo (p < 0.001). Pre-specified sensitivity analysis showed consistent results in both moderate and severe patients based on baseline EASI score. The results demonstrated a vIGA 0/1 of 34.9% compared to placebo of 17.3% (p < 0.05) and an EASI-90 of 33.9% compared to placebo of 14.7% (p < 0.05). Treatment of patients with zumilokibart led to rapid and deep onset of itch relief and achieved a statistically significant reduction by Week 1, with a 50.7% reduction of Itch NRS from baseline compared to placebo of 23.2% (p < 0.01) at Week 16. Zumilokibart was well-tolerated, with 56.1% of zumilokibart -exposed patients experiencing treatment-emergent adverse events (“TEAEs”) (vs. 63.4% in placebo). The most common TEAEs, occurring in more than 5% of patients, were non-infective conjunctivitis (14.6% vs. 2.4% in placebo), upper respiratory tract infection (8.5% vs 12.2% in placebo), nasopharyngitis (4.9% vs. 12.2% in placebo), and pain in extremity (0.0% vs. 7.3% in placebo) with the latter three being numerically lower in zumilokibart treated patients compared to placebo. Serious TEAEs were rare for zumilokibart -exposed patients (1.2% vs. 2.4% in placebo). The discontinuation rate due to adverse events was low for zumilokibart -exposed patients (2.4%). There were no injection site reactions in the zumilokibart treated group. In addition, improvement in asthma and sinusitis, as measured by improvements in the Asthma Control Questionnaire and Sinonasal Outcome Test in patients with comorbid asthma or sinusitis, was observed, which reflect zumilokibart’s potential to broadly impact Type 2 inflammatory disease.

All Part A patients that benefited from treatment in the induction arm received the opportunity to continue to zumilokibart maintenance treatment, which evaluated three and six-month dosing intervals. Patients in the placebo arm for the first 16 weeks also received the opportunity to receive an induction regimen of zumilokibart followed by three-month dosing of zumilokibart.

In March 2026, we announced positive 52‑week maintenance data from the Part A portion of the APEX Phase 2 clinical trial. The 52‑week maintenance portion of the trial evaluated 360mg of zumilokibart administered at three‑month and six‑month maintenance dosing intervals. Results focused on two analysis populations: the Week 16 zumilokibart responder population and the full 52-week zumilokibart-treated population. At Week 52, zumilokibart demonstrated strong maintenance of response among Week 16 responders, with deepening of efficacy across the full treated population for all lesion and itch endpoints. Among Week 16 responders, 75% and 85% of patients receiving three‑month and six‑month maintenance dosing, respectively, maintained EASI‑75. In addition, 86% and 78% of patients receiving three‑month and six‑month maintenance dosing, respectively, maintained a vIGA 0/1 at Week 52. Across the entire population treated with zumilokibart, responses improved through Week 52 for both every three - and six -month dosing regimens. vIGA 0/1 response of 72% and 52% was achieved at Week 52 for patients receiving three-month and six-month maintenance dosing, respectively, an improvement of 35% and 14% from Week 16 for the three-month and six-month dosing regimens, respectively. In addition, EASI-90 of 75% and 48% was achieved at Week 52 for patients receiving three-month and six-month maintenance dosing regimens, respectively, an improvement of 36% and 10% from Week 16 for the three-month and six-month regimens, respectively. EASI-100 of 41% and 19% was achieved at Week 52 for patients receiving three-month and six-month maintenance dosing regimens, respectively, an improvement of 33% and 11% from Week 16 for the three-month and six-month dosing regimens, respectively. Of patients who achieved EASI-90 at Week 16, 88% of patients with every 3-month dosing and 72% of patients with every 6-month dosing maintained such response at Week 52.

Zumilokibart was generally well tolerated over the 52‑week treatment period, with a safety profile consistent with other agents in its class. The most commonly reported TEAEs included non-infective conjunctivitis, upper respiratory tract infection, and nasopharyngitis.

In February 2025, we announced that we had commenced dosing of the Part B portion of the APEX Phase 2 trial. Part B is testing low, medium (Part A dose), and high dose regimens against placebo. In January 2026, we announced that we completed Part B enrollment ahead of schedule and exceeded target enrollment with a total of 347 patients. We expect to report 16-week topline induction data from Part B in the second quarter of 2026. Subject to positive results and regulatory alignment with the U.S. Food and Drug Administration (the “FDA”), we plan to initiate Phase 3 trials in AD in the second half of 2026, enabling a potential launch of zumilokibart for the treatment of AD in 2029.

The APEX Part A induction regimen was designed to exceed EBGLYSS exposures by approximately 30% to 40% with potential for improved clinical outcomes and a maintenance regimen designed to equal lebrikizumab’s exposures. The results at Week 16 of the Part A study showed that patients in the highest zumilokibart exposure quartile (n=19) achieved the highest clinical response of any quartile in a post hoc exposure-response analysis. These patients had a mean 84.0% reduction in EASI from baseline, 89.5% of patients reaching EASI-75, 63.2% achieving IGA0/1, and 63.2% achieving EASI-90, demonstrating a robust response at the highest exposure level. The highest zumilokibart Part B dose was designed to exceed EBGLYSS exposures by approximately 90 to 100% which is similar to the exposure obtained in the highest quartile of the Part A results.

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

In the trial, zumilokibart demonstrated a favorable safety profile and was well-tolerated in all patients. In the 14 patients treated with zumilokibart in the analysis population, the only TEAEs observed in more than one patient was gastroesophageal reflux disease (“GERD”), which was observed in 2 patients. In the analysis population, there were no Grade 3 or higher TEAEs or serious adverse events observed and no conjunctivitis, injection site reactions, or anti-drug antibodies were observed. In the full safety population (n=31) that were on treatment (n=23), TEAEs occurring in more than one patient on zumilokibart were upper respiratory tract infection (n=3), nasopharyngitis (n=2), GERD (n=2), and arthralgia (n=2); there were no Grade 3 or higher TEAEs or serious adverse events.

Zumilokibart demonstrated robust and durable suppression of FeNO following a single dose in the analysis population. A maximum absolute mean FeNO reduction of 45 ppb (60% decrease from baseline) after a single dose was observed in the analysis population. Durable FeNO suppression through 16 weeks was observed for all patients in the analysis population. Zumilokibart also demonstrated suppression of FeNO through 32 weeks for those patients in the analysis population with follow up available at the time of the data cut (n=3), supporting the potential for three- or six- month dosing. In the trial, positive trends were observed in forced expiratory volume in one second (“FEV1”) and across Type 2 biomarkers for all available data in the analysis population. FEV1 is a PD measure of lung function. Based on these results, we anticipate sharing our plans in the second half of 2026 to further evaluate zumilokibart in the ASPIRE Phase 2 asthma trial.

Expansion Opportunities in Other Indications

We expect that results from the Phase 1b trial of zumilokibart for the treatment of asthma, in addition to topline induction data from the Part B portion of the APEX Phase 2 trial in AD, will allow us to determine dose selections for further expansion indications in 2027 and beyond, including but not limited to asthma and EoE. We expect to announce plans for the Phase 2 ASPIRE trial for the treatment of asthma and the Phase 2 ELEVATE trial for the treatment of EoE in the second half of 2026. Based on our clinical data, we expect to further evaluate additional opportunities to develop zumilokibart for other I&I indications, including alopecia areata, chronic rhinosinusitis with nasal polyps, chronic spontaneous urticaria, and prurigo nodularis.

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

In August 2024, we initiated a Phase 1 clinical trial of APG990, which was designed as a double-blind, placebo-controlled, first-in-human, SAD trial designed to evaluate the safety and PK of APG990 in 40 healthy adult participants across five cohorts. Doses of

SQ APG990 evaluated in the study included 75mg, 150mg, 300mg, 600mg and 1,200mg. In March 2025, we announced positive interim safety and PK data from the trial. PK data showed a half-life of approximately 60 days across doses tested. APG990, in single doses up to 1,200mg, was well-tolerated and showed a favorable safety profile, consistent with other assets targeting OX40L. The most common (≥10%) TEAEs were headache. 53% of participants observed at least one TEAE and there were no Grade 3 TEAEs related to study drug or severe adverse events. No adverse events led to study discontinuation. There were no cases of pyrexia or chills.

In July 2025, we commenced dosing in the Phase 1b trial of APG279 against DUPIXENT in patients with moderate-to-severe AD. Enrollment was completed with 86 patients, and we expect a data readout in the second half of 2026. The initial clinical trial of APG279 is being conducted as a coadministration of zumilokibart and APG990. We plan to advance the development of APG279 in future studies as a coformulation. The PK data for APG990, when considered together with APG279 coformulation data, provides the potential for dosing the combination two to four times per year with a single 2 mL coformulated injection.

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

APG333, with single doses of up to 1,000 mg, was well-tolerated across the four cohorts. The most common TEAEs occurring in ≥10% of APG333 treated participants were headache and upper respiratory tract infection. TEAEs were generally mild and self-limited and there were no dose dependent trends in TEAEs seen. There were no Grade 3 TEAEs or severe adverse events; and no adverse events led to study discontinuation.

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

Recent Developments

The following summarizes key business developments for the three months ended March 31, 2026, excluding program updates discussed in the “Overview” section above.

Equity Offerings

On March 26, 2026, pursuant to our Registration Statement on Form S-3, which became effective in August 2024 (File No 333-281503), we issued and sold an aggregate of 5,750,000 shares of common stock (inclusive of 750,000 shares of common stock pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $70.00 per share (the “March 2026 Offering”). The aggregate net proceeds from the offering were $377.4 million after deducting underwriting discounts and commissions, and estimated offering expenses payable by us.

ATM Facility

During the three months ended March 31, 2026, we sold 369,220 shares of common stock under our at the market offering program (“ATM Facility”) for gross proceeds of $29.7 million, less commissions and other offering expenses of $0.8 million.

Net Loss

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any programs we may develop. We generated a net loss of $74.1 million for the three months ended March 31, 2026. As of March 31, 2026, we had an accumulated deficit of $635.9 million. We expect to continue to incur significantly increased expenses for the foreseeable future if and as we continue to operate our business.

Macroeconomic Conditions

The global macroeconomic environment is uncertain, and could be negatively affected by, among other things, financial market volatility and uncertainty, inflation, interest rate fluctuations, changing tariff policies and trade restrictions, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, instability in the global banking system, cybersecurity events, the impact of war or military conflict, including regional conflicts around the world, and public health pandemics. We closely monitor the impact of these factors on all aspects of our business, including the potential impacts on our clinical trials, supply chain, regulatory interactions, employees, third-party partners, suppliers, and vendors. The ultimate impact of global and domestic economic conditions on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. As a result, we are subject to continuing risks and uncertainties and continue to closely monitor the impact of the current conditions on our business. For more information regarding these risks and uncertainties, see the section titled “Risk Factors” in this Quarterly Report.

Collaboration, License and Service Agreements

For information regarding our collaboration, license and service agreements, see Note 8—Other Significant Agreements to our condensed consolidated financial statements included in this Quarterly Report.

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

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, including salaries, bonuses, and equity-based compensation, for individuals in our executive, finance, legal, IT operations, human resources, business development, commercial and other administrative functions. Other significant general and administrative expenses include legal fees relating to corporate matters, professional fees for accounting, auditing, tax and administrative consulting services, insurance costs and recruiting costs. These costs relate to the operation of the business, unrelated to the research and development function, or any individual program.

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

Our provision for state income taxes was $0.1 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

Results of Operations

A discussion regarding our financial condition and results of operations for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is presented below.

Comparison of the Three Months Ended March 31, 2026 and 2025

Results of Operations

The following table summarizes our consolidated statements of operations for the periods presented (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2026	2025	$ CHANGE
Operating expenses:
Research and development	$60,819	$46,387	$14,432
General and administrative	21,953	16,709	5,244
Total operating expenses	82,772	63,096	19,676
Loss from operations	(82,772)	(63,096)	(19,676)
Other income, net:
Interest income, net	8,740	7,840	900
Total other income, net	8,740	7,840	900
Net loss before taxes	$(74,032)	$(55,256)	$(18,776)
Provision for income taxes	(79)	(83)	4
Net loss after taxes	$(74,111)	$(55,339)	$(18,772)

Research and Development Expense

The following table summarizes our research and development expenses incurred for the periods presented (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2026	2025
External research and development costs by program:
Zumilokibart (APG777)	$19,542	$14,571
APG990/APG279	5,444	3,213
APG333/APG273	254	2,434
Unallocated research and development costs:
External-discovery related costs and other(1)	8,433	5,437
Personnel-related (excluding equity-based compensation)	18,542	15,296
Equity-based compensation	8,527	5,372
Depreciation expense	77	64
Total research and development expenses	$60,819	$46,387
(1)
Includes research and development expenses related to APG808

Research and development expenses for the three months ended March 31, 2026 and 2025 were $60.8 million and $46.4 million, respectively. The increase of $14.4 million was primarily driven by the continued development of our zumilokibart (APG777) and APG990/APG279 programs, increased external-discovery related costs, and higher personnel and equity-based compensation expenses associated with the growth in our research and development team, partially offset by decreases in expenses related to the APG333/APG273 program.

Research and development expense related to the zumilokibart (APG777) program increased by $5.0 million in the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by an increase in clinical trial-related expenses associated with our APEX Phase 2 clinical trial. Research and development expense related to the APG990/APG279 program increased by $2.2 million in the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to an increase in clinical manufacturing activities and clinical trial expenses. Research and development expense related to the APG333/APG273 program decreased by $2.2 million in the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to a reduction in clinical manufacturing activities and decreases in preclinical research and development and clinical trial related expenses.

External-discovery related costs and other expenses increased by $3.0 million in the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by an increase in professional service fees. Additionally, personnel-related expenses and equity-based compensation both increased by $3.2 million in the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to increased headcount and an increase in the fair value of equity awards granted.

General and Administrative Expense

The following table summarizes our general and administrative expenses for the periods presented (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Personnel-related (excluding equity-based compensation)	$7,985	$5,707
Equity-based compensation	8,628	5,754
Legal and professional fees	1,232	1,395
Depreciation expense	331	143
Other	3,777	3,710
Total general and administrative expenses	$21,953	$16,709

General and administrative expenses for the three months ended March 31, 2026 were $22.0 million, compared to $16.7 million for the three months ended March 31, 2025. The increase of $5.3 million was primarily due to increases in equity-based compensation and personnel-related expenses of $2.9 million and $2.3 million, respectively, primarily driven by increased headcount and an increase in the fair value of equity awards granted. The increase in total general and administrative expense was the result of the expansion of our operations to support the growth in our business.

Other Income, Net

Interest income increased $0.9 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, which was primarily related to interest on our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses. We have not yet commercialized any of our programs, which are in various phases of early-stage and late-stage development, and we do not expect to generate revenue from sales of any of our programs for several years, if at all. To date, we have financed our operations from the proceeds from the issuance of preferred units and the sale of common stock in our initial public offering (“IPO”), our March 2024 Offering (as defined below), our ATM Facility, our October 2025 Offering (as defined below) and our March 2026 Offering (as defined below). As of March 31, 2026, we had cash and cash equivalents of $451.8 million, marketable securities of $608.1 million and long-term marketable securities of $198.4 million.

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

In August 2024, we entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), pursuant to which we may offer and sell shares of common stock up to a maximum aggregate offering price of $300.0 million, from time to time, through an ATM Facility. During the year ended December 31, 2024, we sold 926,049 shares of common stock under the ATM Facility for gross proceeds of $44.9 million, less commissions and other offering expenses of $1.4 million. During the year ended December 31, 2025, we sold 1,175,701 shares of common stock under the ATM Facility for gross proceeds of $67.6 million, less commissions and other offering expenses of $2.0 million. During the three months ended March 31, 2026, we sold 369,220 shares of common stock under the ATM Facility for gross proceeds of $29.7 million, less commissions and other offering expenses of $0.8 million. As of March 31, 2026, $157.8 million remained available for sale under the Sale Agreement.

In October 2025, we issued and sold an aggregate of 8,048,782 shares of common stock (inclusive of 1,097,561 shares of common stock pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $41.00 per share, and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to 365,853 shares of common stock at a public offering price of $40.99999 per pre-funded warrant (the “October 2025 Offering”). The pre-funded warrants have an exercise price of $0.00001 per share and are exercisable immediately. The aggregate net proceeds from the offering were $324.1 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

In March 2026, we issued and sold an aggregate of 5,750,000 shares of common stock (inclusive of 750,000 shares of common stock pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $70.00 per share (the “March 2026 Offering”). The aggregate net proceeds from the offering were $377.4 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

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
•
adverse global macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, geopolitical conflict, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotech areas), government shutdowns, volatility in financial markets and other challenges in the global economy;
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

As of March 31, 2026, we had $451.8 million of cash and cash equivalents, $608.1 million of marketable securities and $198.4 million of long-term marketable securities. Based on our current operating plan, as of the date of this Quarterly Report, we estimate that our existing cash, cash equivalents, marketable securities and long-term marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the issuance of our consolidated financial statements included elsewhere in this Quarterly Report. Moreover, based on our current operating plan, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2029 through a planned BLA filing for zumilokibart in AD. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Net cash, cash equivalents, and restricted cash provided by (used in):
Operating activities	$(55,570)	$(48,477)
Investing activities	(35,349)	12,982
Financing activities	411,167	622
Net increase (decrease) in cash, cash equivalents, and restricted cash	$320,248	$(34,873)

Net Cash used in Operating Activities

Cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of operating assets and liabilities, which are generally attributable to timing of payments, and the related effect on certain account balances, operational and strategic decisions and contracts to which we may be a party.

For the three months ended March 31, 2026, operating activities used $55.6 million of cash, primarily due to a net loss of $74.1 million and amortization of discounts on marketable securities of $1.5 million. This was partially offset by non-cash charges of $17.2 million and $1.0 million for equity-based compensation and lease expense, respectively, and net changes in operating assets and liabilities of $1.5 million.

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

Net Cash (used in) provided by Investing Activities

For the three months ended March 31, 2026, net cash used in investing activities was $35.3 million, primarily related to the $183.2 million purchase of marketable securities. This was partially offset by $147.9 million in maturities of marketable securities.

For the three months ended March 31, 2025, net cash provided by investing activities was $13.0 million primarily related to $115.5 million in maturities of marketable securities. This was partially offset by the $98.2 million purchase of marketable securities and $4.3 million purchase of property and equipment.

Net Cash provided by Financing Activities

For the three months ended March 31, 2026, financing activities provided $411.2 million of cash, primarily related to the issuance and sale of 5,750,000 shares of common stock in our March 2026 Offering and the issuance of common stock under our ATM Facility.

For the three months ended March 31, 2025, financing activities provided $0.6 million of cash, primarily related to the exercise of stock options.

Contractual Obligations and Other Commitments

We enter into contracts in the normal course of business with CROs, contract manufacturing organizations (“CMOs”) and other third parties for preclinical research studies and testing, clinical trials, manufacturing and other services. Payments due upon cancellation consist only of payments for services provided and expenses incurred up to the date of cancellation, including non-cancelable obligations of our service providers and, in some cases, wind-down costs. The exact amounts of such obligations are dependent on the timing of termination and the terms of the associated agreement. Accordingly, these payments are not disclosed as the amount and timing of such payments are not known.

Our agreements to license intellectual property include potential milestone payments that are dependent upon the development of products using the intellectual property licensed under the agreements and contingent upon the achievement of specific development and clinical milestones. As of March 31, 2026, we have incurred $17.0 million of the maximum aggregate potential milestone payments. We are also obligated to pay royalties to (i) Paragon at a royalty rate of a low single-digit percentage based on net sales of any products under the License Agreements, once commercialized and (ii) WuXi Biologics at a royalty rate of a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, short-term and long-term marketable securities of $1.3 billion as of March 31, 2026, which consisted primarily of U.S. Treasury Securities, Commercial Paper, U.S. Government Bonds, and Corporate Securities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of March 31, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act (as defined below) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
Our approach to the discovery and development of our programs has not yet led to regulatory approval, and if approval is ultimately achieved, we may not be successful in our efforts to build a pipeline of programs with commercial value.
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

Accordingly, we will require substantial additional funding to continue our operations. Based on our current operating plan, we estimate that our existing cash, cash equivalents, and marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2029 through a planned BLA filing for zumilokibart in AD. We have based this estimate on assumptions that may prove to be incorrect, and we could use our available capital resources sooner than we currently anticipate.

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

We have incurred significant net losses in each period since we commenced operations in February 2022. We generated a net loss of $74.1 million for the three months ended March 31, 2026. As of March 31, 2026, we had an accumulated deficit of $635.9 million. We expect to continue to incur significant losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

Our competitors have developed, are developing or will develop programs and processes competitive with our programs and processes. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments that are in development and approved following the launch of our products. Our success will depend partially on our ability to develop and commercialize products that have a competitive safety, efficacy, dosing and/or presentation profile. Our commercial opportunity and success could be reduced or eliminated if competing products are safer, more effective, have a more attractive dosing profile or presentation or are less expensive than the products we develop, or if biosimilars enter the market more quickly than we do and are able to gain market acceptance. See the section titled “Business—Competition” in our Annual Report on Form 10-K for the year ended December 31, 2025 for a more detailed description of our competitors and the factors that may affect the success of our programs.

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

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement, receipt of interim results or completion of scientific studies and clinical trials, such as the expected timing for Phase 2 APEX Part B topline induction data and Part B maintenance data, initiation of the Phase 3 trial of zumilokibart for AD, initiation of clinical trials of zumilokibart for asthma and EoE, and the Phase 1b head-to-head clinical trial of APG279 against DUPIXENT in AD, as well as the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. For example, we plan to conduct clinical trials in asthma and EoE with trial designs informed by the Phase 2 APEX Part B clinical trial of zumilokibart, as well as the Phase 1b clinical trial of zumilokibart in asthma, which will result in a delay to the previously communicated initiation timing of the zumilokibart Phase 2b clinical trials in asthma and EoE. This change in milestone timing and any inability to meet other milestones as publicly announced, or at all, may delay the commercialization of our product candidates or commercialization may never be achieved and, as a result, our stock price may decline. Additionally, delays relative to our projected timelines are likely to cause overall expenses to increase, which may require us to raise additional capital sooner than expected and prior to achieving targeted development milestones.

Our approach to the discovery and development of our programs has not yet led to regulatory approval, and if approval is ultimately achieved, we may not be successful in our efforts to build a pipeline of programs with commercial value.

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

We anticipate developing certain product candidates for use in combination with one or more of our other product candidates, and regulatory issues, safety issues and efficacy results of the monotherapy product candidate may delay or prevent the development, approval and successful commercialization of our combination therapies.

We anticipate developing certain product candidates for use in combination with one or more of our other product candidates, which may subject us to additional risks that are not faced for product candidates being administered as monotherapy. Obtaining approval for one or both monotherapies would not support regulatory approval, marketing or sale of the combination therapy.

The benefit risk profile of the combination therapy may be impacted by the efficacy and safety profile of the monotherapy. The adverse side effects of our monotherapy product candidates may be enhanced when combined with other product candidates. If such adverse side effects are experienced, we could be required to conduct additional preclinical and clinical studies, and if such adverse side effects are severe, we may not be able to continue the clinical trials of the combination therapy because the risks may outweigh the therapeutic benefit of the combination. In addition, the FDA or comparable foreign regulatory authorities may require us to conduct additional unplanned clinical trials, or to use more complex clinical trial designs in order to evaluate the contribution of each product candidate to any observed effects. Further, we cannot be sure that healthcare providers will view our product candidates, if approved as part of a combination treatment, as sufficiently superior to a treatment regimen consisting of only the monotherapy product candidate.

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

For example, there are several approved products and product candidates in later stages of development for the treatment of AD, including DUPIXENT, EBGLYSS, ADBRY and NEMLUVIO in the United States and EU; all approved treatments for moderate-to-severe AD. However, our programs in development for AD incorporate advanced antibody engineering to optimize half-life of antibodies targeting IL-13 and OX40L; to date, no such antibody has been approved by the FDA for the treatment of AD. Market participants with significant influence over acceptance of new treatments, such as clinicians and third-party payors, may not adopt a biologic that incorporates half-life extension for our targeted indications, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any programs developed by us or our existing or future collaborators. An extended half-life may make it more difficult for patients to change treatments and there is a perception that half-life extension could exacerbate side effects or lead to a longer duration of any side effects, each of which may adversely affect our ability to gain market acceptance. Market acceptance of our programs will depend on many factors, including factors that are not within our control.

Sales of medical/pharmaceutical products also depend on the willingness of clinicians to prescribe the treatment. We cannot predict whether clinicians, clinicians’ organizations, hospitals, clinics, other healthcare providers (“HCPs”), government agencies or private insurers will determine that our product is safe, therapeutically effective, cost effective or less burdensome as compared with competing treatments. If any current or future program is approved but does not achieve an adequate level of acceptance by such parties, we may not generate or derive sufficient revenue from that program and may not become or remain profitable.

Certain of our programs may compete with our other programs, which could negatively impact our business and reduce our future revenue.

We are developing monotherapy and combination programs which may compete with one another. For example, we are developing zumilokibart and APG279 for the same indication: moderate to severe AD, and may in the future develop our programs for other I&I indications. Each such program targets single or multiple mechanisms that could provide differentiation from standard of care or each other. Based on the distinct mechanisms of action, we are developing zumilokibart as a frontline treatment for patients with moderate-to-severe AD who have failed or have an inadequate response to topical corticosteroids. APG279 may serve as alternative treatments for frontline patients and/or patients who have failed or have inadequate responses to other treatment options. However, developing multiple programs for a single indication may negatively impact the market share of each individual program if the programs compete with each other. For example, if multiple programs are conducting clinical trials at the same time, they could compete for the enrollment of patients. In addition, if multiple programs are approved for the same indication, they may compete for the same patients, which could impact our product development timelines and limit our future revenue.

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

We currently rely on our collaborations and licensing arrangements with third parties, including Paragon, for a substantial portion of our discovery capabilities and in-licenses. We consider Paragon to be a related party because Fairmount Funds Management LLC, which beneficially owns more than 5% of Paragon, beneficially owns more than 5% of our capital stock and, as of the date of this Quarterly Report, has one seat on our Board of Directors (the “Board”).

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

Moreover, our CMOs may experience manufacturing difficulties due to resource constraints, supply chain issues, human capital constraints, natural disasters or as a result of labor disputes or unstable political environments, including tariffs and restrictions imposed by the United States government and potential retaliatory measures by foreign governments, which impact goods required for the operation of their business. For example, in March 2026, the Samsung Biologics Co., Ltd. (“Samsung Biologics”) labor union voted in favor of a strike. Although this has not impacted the Company to date, a prolonged strike could lead to disruption at the Samsung Biologics manufacturing sites, which could impact the development or manufacturing of our product candidates. If any CMOs on which we will rely fail to manufacture quantities of our product candidates at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a cost that allows us to achieve profitability, our business, financial condition and prospects could be materially and adversely affected. In addition, our CMOs and other vendors are responsible for transporting temperature-controlled materials that can be inadvertently degraded during transport due to several factors, rendering certain batches unsuitable for trial use for failure to meet, among others, our integrity and purity specifications. We and any of our CMOs may also face product seizure or detention, refusal to permit the import or export of products or increased costs as a result of tariffs on imports imposed by the United States government. Our business could be materially adversely affected by business disruptions to our third-party providers that could materially adversely affect our anticipated timelines, potential future revenue and financial condition and increase our costs and expenses. Each of these risks could delay or prevent the completion of our preclinical studies and clinical trials or the approval of any of our product candidates by the FDA, resulting in higher costs or adversely impacting commercialization of our products. See the section titled “Business-Manufacturing and Supply” in our Annual Report on Form 10-K for the year ended December 31, 2025 for a more detailed description of our manufacturing and supply plans and assumptions and the factors that may affect the success of our product candidates.

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

We, and third parties who we work with are or may become subject to numerous domestic and foreign laws, regulations, and standards relating to privacy, data protection, and data security, the scope of which is changing, subject to differing applications and interpretations, and may be inconsistent among countries, or conflict with other rules. We are or may become subject to the terms of contractual obligations related to privacy, data protection, and data security. Our obligations may also change or expand as our business grows. The actual or perceived failure by us or third parties related to us to comply with such laws, regulations and obligations could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines and penalties, result in reputational harm, lead to a loss of customers, result in litigation and liability, and otherwise cause a material adverse effect on our business, financial condition, and results of operations. See the section titled “Business—Government Regulation—Data Privacy and Security” in our Annual Report on Form 10-K for the year ended December 31, 2025 for a more detailed description of the laws that may affect our ability to operate.

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

Congress enacted the One Big Beautiful Bill Act (“OBBBA”), which includes a provision restoring the immediate deductibility of domestic research and development expenditures. Although the impact of the OBBBA has been immaterial to our business to date, we have no assurance as to whether, when and how this provision may be subject to further amendment or repeal. These and other changes in tax laws or in how they are interpreted may adversely affect our effective tax rate, results of operation and financial condition.

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

We rely upon a combination of patents, trademarks, trade secret protection and confidentiality agreements to protect the intellectual property related to our programs and technologies and to prevent third parties from competing with us. Our success depends in large part on our ability to obtain and maintain patent protection for our technologies, programs and their uses, as well as our ability to operate without infringing on or violating the proprietary rights of others. We own and have licensed rights to an issued patent and pending patent applications and expect to continue to file patent applications in the United States and abroad related to our novel discoveries and technologies that are important to our business.

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

In order to receive approval of our products by the FDA and comparable foreign regulatory authorities, we must show that we and our contract manufacturing partners are able to characterize, control and manufacture our drug products safely and in accordance with regulatory requirements. This includes manufacturing the active ingredient or drug substance, developing an acceptable formulation, performing tests to adequately characterize the product, documenting a repeatable manufacturing process, meeting facility, process and testing validation requirements, and demonstrating that our drug products and delivery devices meet standards for parenteral administration as well as stability requirements. Meeting these chemistry, manufacturing and control requirements is a complex task that requires specialized expertise. If we are not able to meet the chemistry, manufacturing and control requirements, we may not be successful in getting our products approved.

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

Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified patient subpopulations, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a risk evaluation and mitigation strategy in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or comparable foreign regulatory authorities approve our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export will be subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with current cGMPs and GCPs for any clinical trials that we conduct following approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMPs.

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

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. See the section titled “Business—Government Regulation—Healthcare Reform” in our Annual Report on Form 10-K for the year ended December 31, 2025 for a more detailed description of healthcare reforms measures that may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our products, if approved. See the section titled “Business—Government Regulation—Other Healthcare Laws and Compliance Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2025 for a more detailed description of the laws that may affect our ability to operate.

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

We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. Our ability to successfully commercialize any product candidates that we may develop will depend in part on the extent to which reimbursement and distribution for these product candidates and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers, health maintenance organizations, group purchasing organizations and pharmacy benefit managers, decide which medications they will cover and reimburse, including the establishment of reimbursement levels for those medications.

Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. These entities may create preferential access policies for a competitor’s product, including a branded or generic/biosimilar product, over our products in an attempt to reduce their costs, which may reduce our commercial opportunity. Additionally, if any of our product candidates are approved and we are found to have improperly promoted off-label uses of those product candidates, we may become subject to significant liability, which would materially adversely affect our business and financial condition. See the sections titled “Business—Government Regulation—Coverage and Reimbursement” and “Business—Other Government Regulation Outside of the United States—Regulation in the European Union” in our Annual Report on Form 10-K for the

year ended December 31, 2025 for a more detailed description of the government regulations and third-party payor practices that may affect our ability to commercialize our product candidates.

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

If the FDA approved an expedited pathway for one of our product candidates, it may not lead to a faster development or regulatory review or approval process.

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for an expedited designation. The FDA has broad discretion whether or not to grant an expedited designation, and even if we receive an expedited designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw the expedited designation if it believes that the designation is no longer supported by data from our clinical development program. Additionally, changes in the leadership of the FDA and other actions taken by the presidential administration, including mass layoffs within the federal government, may impose constraints on the FDA’s ability to engage in activities in the normal course and may result in reductions to the FDA’s budget, employees and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to take advantage of the benefits for an expedited designation and progress development of our programs or obtain regulatory approval for our programs. See the section titled “Business—Government Regulation—Expedited Development and Review Programs” in our Annual Report on Form 10-K for the year ended December 31, 2025 for a more detailed description of the process for seeking Fast Track Designation.

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

We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. Sales of a substantial number of shares of our common stock in the public market, including shares sold by holders of 5% or more of our capital stock and their respective affiliates or shares issued through our at-the-market facility or upon exercise of outstanding options or other equity awards, has in the past and could in the future reduce the market price of our common stock. We also expect that significant additional capital may be needed in the future to continue our planned operations. To raise capital, we may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

In addition, certain holders of our shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have filed a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) to register the shares of our common stock reserved for issuance under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

In addition, Section 203 of the General Corporation Law of the State of Delaware prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Any provision of our amended and restated certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our common stock. See the section titled “Anti-Takeover Effects of Our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and Delaware Law” in our Description of Securities filed as Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2025.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) is the exclusive forum for certain actions, in all cases subject to the court’s having jurisdiction over indispensable parties named as defendants. In addition, our amended and restated certificate of incorporation provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act but that the forum selection provision will not apply to claims brought to enforce a duty or liability created by the Exchange Act. These exclusive forum provisions may impose additional costs on stockholders in pursuing any such claims or limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes, which may discourage lawsuits. There is uncertainty as to whether a court would enforce such provisions. If a court were to find these types of provisions to be inapplicable or unenforceable, and if a court were to find the exclusive forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could materially adversely affect our business. See the section titled “Anti-Takeover Effects of Our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and Delaware Law” in our Description of Securities filed as Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, and uncertainty about economic stability. Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, especially in light of recent comments and executive orders made by the current presidential administration, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotech areas), government shutdowns, tighter credit, higher interest rates, volatility in financial markets, high unemployment, labor availability constraints, currency fluctuations and other challenges in the global economy have in the past adversely affected, and may in the future adversely affect, us and our business partners and suppliers. Since February 2025, the United States government has imposed various tariffs on imports from most countries, including tariffs on imports from China and South Korea. In September 2025, President Trump announced plans to impose 100% tariffs on imported branded or patented pharmaceuticals, unless the importing company is building U.S. manufacturing capacity. Further, in early April 2026, President Trump issued a proclamation under Section 232 of the Trade Expansion Act of 1962 determining that imports of certain pharmaceutical products, including patented pharmaceuticals, associated active pharmaceutical ingredients and related materials could threaten U.S. national security and authorized the imposition of tariffs of up to 100% on covered imports. Imports of certain listed products from specific partner countries, including South Korea and the European Union, may be subject to reduced tariff rates. It is not yet clear whether these tariffs would apply to the importation of active pharmaceutical ingredients and possibly bulk drug products that are intended for use in clinical trials and not for commercial sale, which could increase the costs of materials for our clinical trials. There still remains substantial uncertainty about the duration of existing tariffs and whether additional tariffs may be imposed, modified or suspended. Historically, tariffs have led to increased trade and political tensions and foreign countries’ retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, which could materially adversely affect global economic conditions and the stability of global financial markets. In addition, the Federal Reserve raised interest rates multiple times in response to concerns about inflation and, although it has lowered interest rates, there is no guarantee that it will not raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, geopolitical uncertainties and international conflicts, including the ongoing military conflicts between Russia and Ukraine and in the Middle East and rising tensions with China, have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

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

The net proceeds from the IPO have been used and are expected to be used primarily to fund our clinical trials, including our Phase 2 trial, and manufacturing of our zumilokibart (APG777) product candidate, fund our preclinical studies, clinical trials and manufacturing of our APG808 program, fund our preclinical studies, clinical trials and manufacturing of our APG990 program and fund our preclinical studies of our other programs. We intend to use the remainder for our additional research and development activities, as well as for capital expenditures, working capital and general corporate purposes. There has been no material change in our intended use of proceeds from our IPO as described in the final prospectus for our IPO filed with the SEC pursuant to Rule 424(b) under the Securities Act on July 17, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the fiscal quarter ended March 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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

Apogee Therapeutics, Inc.

Date: May 11, 2026	By:	/s/ Michael Henderson, M.D.
Michael Henderson, M.D. Chief Executive Officer (principal executive officer)

Date: May 11, 2026	By:	/s/ Jane Pritchett Henderson
Jane Pritchett Henderson Chief Financial Officer (principal financial and accounting officer)