Form 10-Q
period 2026-06-30
Apogee Therapeutics, Inc.
filed 2026-08-10
CIK 1974640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-41740

Apogee Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	93-4958665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1 Letterman Drive, Building B, Suite B6-800

San Francisco, CA 94129

(650) 394‑5230

(Address including zip code, and telephone number including area code, of registrant’s principal executive offices)

Former name, former address and former fiscal year, if changed since last report:

221 Crescent St., Bldg 17, Suite 102b

Waltham, Massachusetts 02453

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

As of August 3, 2026, the registrant had 75,687,735 shares of common stock, $0.00001 par value per share, outstanding, comprising 62,201,093 shares of voting common stock, $0.00001 par value per share, and 13,486,642 shares of non-voting common stock, $0.00001 par value per share.

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

There are a number of risks, uncertainties and other factors that could cause our actual results to differ materially from the forward-looking statements expressed or implied in this Quarterly Report. Such risks, uncertainties and other factors include, among others, the following:

•
the occurrence of any event, change or other circumstance that could give rise to the termination of the Agreement and Plan of Merger (the “Merger Agreement”) that we entered into on June 18, 2026 with Andor LLC (“Parent”), a wholly owned subsidiary of AbbVie Inc. (“AbbVie”), Andor Merger Co., a wholly owned subsidiary of Parent (“Merger Sub”), and solely, for the limited purposes set forth therein, AbbVie, pursuant to which, among other things, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of Parent;
•
the failure to satisfy required closing conditions under the Merger Agreement, including, but not limited to, approval of the Merger and adoption of the Merger Agreement by our stockholders and the receipt of required regulatory approvals, or the failure to complete the Merger in a timely manner;
•
disruption of management’s attention from our ongoing business operations due to the pendency of the Merger;
•
the effect of the announcement of the Merger on our operating results and business generally, including, but not limited to, our ability to retain and hire key personnel and maintain our relationships with business partners, manufacturers, customers, vendors, regulatory authorities and others with whom we do business;
•
the impact of the pending Merger on our strategic plans and operations and our ability to respond effectively to competitive pressures, industry developments and future opportunities;
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
•
notwithstanding the effect of the announcement of the Merger, our general ability to attract and retain key management and technical personnel;
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

We caution you that the risks, uncertainties and other factors referred to above and elsewhere in this Quarterly Report may not contain all of the risks, uncertainties and other factors that may affect us, our future results or our operations and do not assume the consummation of the pending Merger, unless specifically stated otherwise. Moreover, new risks may emerge from time to time. It is not possible for us to predict all risks. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected.

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

PART I – FINANCIAL INFORMATION

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)

	JUNE 30, 2026	DECEMBER 31, 2025
Assets
Current assets:
Cash and cash equivalents	$105,571	$131,549
Marketable securities	866,355	598,643
Prepaid expenses and other current assets	19,807	11,166
Total current assets	991,733	741,358
Long-term marketable securities	321,943	172,730
Property and equipment, net	4,822	5,688
Right-of-use asset, net	6,708	8,687
Other non-current assets	10,607	8,671
Total assets	$1,335,813	$937,134
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,080	$1,221
Lease liability	2,365	3,504
Accrued expenses and other current liabilities	32,065	23,181
Total current liabilities	37,510	27,906
Long-term liabilities:
Lease liability, net of current	4,468	5,345
Revenue share liability	99,231	—
Total liabilities	141,209	33,251
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common Stock; $0.00001 par value, 400,000,000 authorized, 75,611,894 issued and 75,339,499 outstanding as of June 30, 2026; 400,000,000 authorized, 69,038,943 issued and 68,401,349 outstanding as of December 31, 2025	1	1
Additional paid-in capital	1,918,830	1,464,561
Accumulated other comprehensive (loss) income	(2,503)	1,080
Accumulated deficit	(721,724)	(561,759)
Total stockholders’ equity	1,194,604	903,883
Total liabilities and stockholders’ equity	$1,335,813	$937,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Operating expenses:
Research and development (1)	$67,301	$55,703	$128,120	$102,090
General and administrative	24,342	17,462	46,295	34,171
Merger transaction costs	4,361	—	4,361	—
Total operating expenses	96,004	73,165	178,776	136,261
Loss from operations	(96,004)	(73,165)	(178,776)	(136,261)
Other income, net:
Interest income, net	11,808	7,141	20,548	14,981
Interest expense	(1,580)	—	(1,580)	—
Total other income, net	10,228	7,141	18,968	14,981
Net loss before taxes	(85,776)	(66,024)	(159,808)	(121,280)
Provision for income taxes	(78)	(72)	(157)	(155)
Net loss after taxes	$(85,854)	$(66,096)	$(159,965)	$(121,435)
Net loss per share, basic and diluted	$(1.14)	$(1.13)	$(2.20)	$(2.08)
Weighted-average common shares outstanding, basic and diluted	75,443,496	58,428,344	72,571,921	58,312,452

(1)
Includes related party amounts of $215 and $855 for the three and six months ended June 30, 2026, respectively, and $98 and $130 for the three and six months ended June 30, 2025, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Net loss	$(85,854)	$(66,096)	$(159,965)	$(121,435)
Unrealized loss on marketable securities, net of tax	(1,754)	(389)	(3,583)	(230)
Comprehensive loss	$(87,608)	$(66,485)	$(163,548)	$(121,665)

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2025	68,401,349	$1	$1,464,561	$(561,759)	$1,080	$903,883
Common stock issued, net of issuance costs of $25,059	5,750,000	—	377,441	—	—	377,441
Common stock issued, net of issuance costs of $769, under at the market equity offering program (“ATM Facility”)	369,220	—	28,934	—	—	28,934
Vesting of restricted stock	222,013	—	—	—	—	—
Issuance of common stock upon exercise of stock options	139,814	—	4,320	—	—	4,320
Equity-based compensation expense	—	—	17,155	—	—	17,155
Unrealized loss on marketable securities, net of tax	—	—	—	—	(1,829)	(1,829)
Net loss	—	—	—	(74,111)	—	(74,111)
Balance at March 31, 2026	74,882,396	$1	$1,892,411	$(635,870)	$(749)	$1,255,793
Vesting of restricted stock	197,304	—	—	—	—	—
Issuance of common stock upon exercise of stock options	240,850	—	8,536	—	—	8,536
Issuance of common stock under employee stock purchase plan	18,949	—	1,220	—	—	1,220
Equity-based compensation expense	—	—	16,663	—	—	16,663
Unrealized loss on marketable securities, net of tax	—	—	—	—	(1,754)	(1,754)
Net loss	—	—	—	(85,854)	—	(85,854)
Balance at June 30, 2026	75,339,499	$1	$1,918,830	$(721,724)	$(2,503)	$1,194,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2024	58,062,898	$1	$1,021,794	$(305,916)	$915	$716,794
Vesting of restricted stock	213,104	—	—	—	—	—
Issuance of common stock upon exercise of stock options	28,799	—	622	—	—	622
Equity-based compensation expense	—	—	11,126	—	—	11,126
Unrealized gain on marketable securities, net of tax	—	—	—	—	159	159
Net loss	—	—	—	(55,339)	—	(55,339)
Balance at March 31, 2025	58,304,801	$1	$1,033,542	$(361,255)	$1,074	$673,362
Vesting of restricted stock	213,031	—	—	—	—	—
Issuance of common stock upon exercise of stock options	21,123	—	384	—	—	384
Issuance of common stock under employee stock purchase plan	21,570	—	796	—	—	796
Equity-based compensation expense	—	—	11,344	—	—	11,344
Unrealized loss on marketable securities, net of tax	—	—	—	—	(389)	(389)
Net loss	—	—	—	(66,096)	—	(66,096)
Balance at June 30, 2025	58,560,525	$1	$1,046,066	$(427,351)	$685	$619,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	SIX MONTHS ENDED JUNE 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(159,965)	$(121,435)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	817	606
Equity-based compensation expense	33,818	22,470
Amortization of discounts on marketable securities	(3,290)	(4,139)
Non-cash lease expense	1,979	1,778
Non-cash interest expense	1,580	—
Loss on disposal of property and equipment	43	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(8,624)	(1,642)
Other non-current assets	(1,936)	(8,359)
Accounts payable	1,859	4,607
Operating lease liability	(2,016)	(1,985)
Accrued expenses	8,785	(2,407)
Net cash used in operating activities	(126,950)	(110,506)
Cash flows from investing activities:
Purchases of marketable securities	(735,996)	(145,580)
Maturities and sales of marketable securities	318,778	241,772
Sale (purchase) of property and equipment	6	(5,085)
Net cash (used in) provided by investing activities	(417,212)	91,107
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	377,441	—
Proceeds from issuance of common stock under the ATM Facility, net of issuance costs	28,934	—
Proceeds from exercise of options and employee stock purchase plan purchases	14,059	1,802
Proceeds from the Revenue Share Agreement (as defined below), net of debt issuance costs	97,750	—
Net cash provided by financing activities	518,184	1,802
Decrease in cash, cash equivalents and restricted cash	(25,978)	(17,597)
Cash, cash equivalents and restricted cash, beginning of period	131,549	142,083
Cash, cash equivalents and restricted cash, end of period	$105,571	$124,486
Supplemental disclosures of non-cash activities:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$—	$999
Issuance of common stock upon exercise of stock options for which proceeds had not yet been received	$17	$—
Unpaid issuance costs related to the revenue share liability	$(99)	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$105,571	$124,192
Restricted cash	—	294
Total	$105,571	$124,486

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

The Company is subject to risks and uncertainties common to early stage companies in the biotechnology industry, including, but not limited to, completing preclinical studies and clinical trials, obtaining regulatory approval for its programs, market acceptance of products, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, reliance on third-party organizations, protection of proprietary technology, compliance with government regulations, and the ability to raise additional capital to fund operations. The Company’s programs currently under development, APG777 (“zumilokibart”), APG279 (zumilokibart + APG990), APG273 (zumilokibart + APG333), APG531 and APG808, will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure, and extensive compliance reporting capabilities. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales. The Company has primarily funded its operations with proceeds from the sales of preferred units, common stock, and Blackstone Life Sciences (“BXLS”) royalty and has not generated any revenue since inception.

As a result, the Company may need substantial additional funding to support its continued operations and growth strategy. Until such a time as the Company can generate significant revenue from product sales, if ever, the Company expects to finance its operations through the sale of equity, debt financings, royalty payments under the Revenue Share Agreement (as defined below) or other capital sources, including collaborations with other companies or other strategic transactions. The Company may be unable to raise additional funds or enter into such other agreements on favorable terms, or at all. If the Company fails to raise capital or enter into such agreements as, and when, needed, the Company may have to significantly delay, scale back or discontinue the development and commercialization of one or more of its programs.

Agreement and Plan of Merger

On June 18, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Andor LLC (“Parent”), a wholly owned subsidiary of AbbVie Inc. (“AbbVie”), Andor Merger Co., a wholly owned subsidiary of Parent (“Merger Sub”) and solely, for the limited purposes set forth therein, AbbVie. Subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent.

Company Liquidity

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued. The Company had an accumulated deficit of $721.7 million as of June 30, 2026. Further, the Company incurred a net loss of $160.0 million and experienced negative cash flows from operations of $127.0 million for the six months ended June 30, 2026. Based on the Company’s current operating plan, it estimates that its existing cash and cash equivalents of $105.6 million, marketable securities of $866.4 million and long-term marketable securities of $321.9 million as of June 30, 2026, will be sufficient to enable the Company to fund its operating expenses and capital requirements through at least the next 12 months from the issuance of these consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Significant estimates relied upon in preparing the accompanying consolidated financial statements include, among others: research and development expenses and related prepaid or accrued costs, the valuation of equity-based compensation awards and related expense, and the liability related to the sale of future royalties including the estimation of future payments and the related non-cash interest expense.

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

Items measured at fair value on a recurring basis as of June 30, 2026 include cash equivalents and marketable securities (Notes 3 and 4). The carrying amounts reflected in the accompanying consolidated balance sheets for prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

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

Revenue Share Liability

The Company accounts for its revenue participation right purchase and sale agreement (the “Revenue Share Agreement”), dated May 26, 2026, with Annapurna Aggregator L.P., an affiliate of funds managed by Blackstone Life Sciences (“BXLS”), as a debt financing in accordance with FASB ASC Topic 470, Debt. Accordingly, the proceeds received are presented as a revenue share liability and are subsequently measured using the effective interest method over the estimated term of the arrangement.

Non-cash interest expense related to the Revenue Share Agreement is recognized as a component of interest expense in the condensed consolidated statements of operations. The carrying amount of the liability increases each period by the interest expense recognized and decreases when revenue share payments are remitted to BXLS.

The liability related to the Revenue Share Agreement and the related interest expense are based on the amount and timing of funding received by the Company under the Revenue Share Agreement, as well as the Company’s current estimates of future royalty payments expected under the agreement. The estimated effective interest rate reflects management's assumptions regarding the amount and timing of future revenue share payments over the expected term of the arrangement, including estimates of regulatory approval timing, commercial launch timing, projected net product sales, market penetration, and other factors affecting future royalties.

These estimates require significant judgment and are reassessed at each reporting date. Changes in estimated future revenue share payments are accounted for prospectively through a recalculation of the effective interest rate and the related amortization of the liability.

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

The Company evaluates whether an equity award should be classified and accounted for as a liability award or equity award for all equity-based compensation awards granted. As of June 30, 2026, all of the Company’s equity-based awards were equity classified. Forfeitures are recognized as they occur. The Company classifies equity-based compensation expense in the accompanying consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified, as applicable.

Concentrations of Credit Risk and Significant Suppliers

Financial instruments that potentially expose the Company to credit risk primarily consist of cash, cash equivalents and marketable securities. The Company’s investment portfolio is comprised of money market funds, debt securities issued by U.S. government and corporate debt securities. The Company maintains its deposits with accredited financial institutions and, consequently, the Company does not believe it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Bank accounts in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2026 and December 31, 2025, predominantly all of the Company’s primary operating accounts significantly exceeded the FDIC limits.

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

Off-Balance Sheet Arrangements

As of June 30, 2026 and December 31, 2025, the Company had no off-balance sheet risks such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

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

In September 2025, the FASB issued ASC Update No. 2025-07, Derivatives and Hedging and Revenue from Contracts with Customers, which reduces cost, complexity and diversity in evaluating whether contracts with features based on the operations or activities specific to one of the parties to the contract meet the definition of a derivative (“ASU Update No. 2025-07”). The updated guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company elected to early adopt ASU Update No. 2025-07 on a prospective basis effective April 1, 2026. The adoption did not have a material impact on the Company's condensed consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the scope of existing interim reporting requirements, consolidates interim disclosure requirements into a single comprehensive list within Topic 270, and introduces a new disclosure principle requiring entities to disclose material events or changes that have occurred since the end of the most recent annual reporting period. The guidance is effective for interim reporting periods within annual periods beginning after December 15, 2027, with early adoption permitted. The guidance may be applied prospectively or retrospectively. The Company has not yet adopted ASU 2025-11 and is currently evaluating the impact of this guidance on its disclosures.

3.
Marketable Securities

The following is a summary of the Company’s investing portfolio (in thousands):

	AS OF JUNE 30, 2026
		UNREALIZED
	COST	GAINS	LOSSES	FAIR VALUE
Marketable securities:
Maturities within one year:
U.S. treasury securities	$397,839	$50	$(633)	$397,256
Debt securities issued by U.S. government agencies	66,501	5	(57)	66,449
Commercial paper	106,327	—	(106)	106,221
Corporate debt securities	296,899	7	(477)	296,429
Total maturities within one year	867,566	62	(1,273)	866,355
Maturities between one and two years:
U.S. treasury securities	$239,720	$—	$(1,126)	$238,594
Debt securities issued by U.S. government agencies	4,589	—	(35)	4,554
Corporate debt securities	78,926	11	(142)	78,795
Total maturities between one and two years	323,235	11	(1,303)	321,943
Total marketable securities	$1,190,801	$73	$(2,576)	$1,188,298

	AS OF DECEMBER 31, 2025
		UNREALIZED
	COST	GAINS	LOSSES	FAIR VALUE
Marketable securities:
Maturities within one year:
U.S. treasury securities	$221,182	$430	$—	$221,612
Debt securities issued by U.S. government agencies	127,796	324	—	128,120
Commercial paper	69,534	22	—	69,556
Corporate debt securities	179,230	136	(11)	179,355
Total maturities within one year	597,742	912	(11)	598,643
Maturities between one and two years:
U.S. treasury securities	$128,396	$149	$—	$128,545
Debt securities issued by U.S. government agencies	14,580	16	—	14,596
Corporate debt securities	29,583	16	(10)	29,589
Total maturities between one and two years	172,559	181	(10)	172,730
Total marketable securities	$770,301	$1,093	$(21)	$771,373

As of June 30, 2026, the Company had 326 securities with a total fair market value of $1.0 billion in an unrealized loss position. The Company does not intend to sell its investments before recovery of the amortized cost basis of its debt securities at maturity and no allowance for credit losses was recorded as of June 30, 2026 and December 31, 2025. Securities are evaluated at the end of each reporting period. The Company did not record any impairment related to its marketable securities during the six months ended June 30, 2026 and 2025.

4.
Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of fair value hierarchy utilized to determine such values (in thousands):

	AS OF JUNE 30, 2026
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash equivalents:
Money market funds	$95,898	$—	$—	$95,898
U.S. treasury securities	—	—	—	—
Marketable securities:
U.S. treasury securities	635,850	—	—	635,850
Debt securities issued by U.S. government agencies	—	71,003	—	71,003
Commercial paper	—	106,221	—	106,221
Corporate debt securities	—	375,224	—	375,224
Total	$731,748	$552,448	$—	$1,284,196

	AS OF DECEMBER 31, 2025
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash equivalents:
Money market funds	$86,669	$—	$—	$86,669
U.S. treasury securities	5,903	—	—	5,903
Commercial paper	—	26,428	—	26,428
Marketable securities:
U.S. treasury securities	350,157	—	—	350,157
Debt securities issued by U.S. government agencies	—	142,716	—	142,716
Commercial paper	—	69,556	—	69,556
Corporate debt securities	—	208,944	—	208,944
Total	$442,729	$447,644	$—	$890,373

5.
Prepaids and Other Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	JUNE 30, 2026	DECEMBER 31, 2025
Prepaid manufacturing	$3,149	$1,090
Prepaid clinical	1,823	637
Prepaid other	3,806	2,873
Interest receivable	9,586	5,961
Other current assets	1,443	605
Total	$19,807	$11,166

As of June 30, 2026 and December 31, 2025, the Company had $10.4 million and $8.5 million, respectively, in long-term prepayments, made in conjunction with the Company’s research and development activities, classified within other non-current assets.

6.
Property and Equipment, net

Property and Equipment, net consisted of the following (in thousands):

	JUNE 30, 2026	DECEMBER 31, 2025
Leasehold improvements	$3,075	$3,075
Furniture and fixtures	1,760	1,760
Lab equipment	1,374	1,469
IT equipment	992	992
Less: Accumulated depreciation	(2,379)	(1,608)
Total	$4,822	$5,688

The Company recognized $0.4 million and $0.8 million of depreciation expense for the three and six months ended June 30, 2026, respectively, and $0.4 million and $0.6 million of depreciation expense for the three and six months ended June 30, 2025, respectively.

7.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	JUNE 30, 2026	DECEMBER 31, 2025
Accrued clinical expenses	$4,341	$9,178
Accrued manufacturing expenses	8,317	5,889
Accrued external research and development expenses	1,555	3,231
Accrued employee compensation	11,938	3,658
Accrued other	5,914	1,225
Total	$32,065	$23,181

8.
Other Significant Agreements

Paragon Option and License Agreements

For the three and six months ended June 30, 2026, the Company recognized $0.2 million and $0.9 million, respectively, of research and development expense in connection with services provided by Paragon Therapeutics, Inc. (“Paragon”) under the Option Agreements and License Agreements (each as defined below). For the three and six months ended June 30, 2025, the Company recognized $0.1 million of research and development expense in connection with services provided by Paragon under the Option and License Agreements.

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

Pursuant to the terms of the 2022 Option Agreement, the parties initiated certain research programs that generally focused on a particular target (each, a “Research Program”). Each Research Program is aimed at discovering, generating, identifying and/or characterizing antibodies directed to the respective target. For each Research Program, the parties established a research plan that sets forth the activities that will be conducted, and the associated research budget (each, a “Research Plan”). Upon execution of the 2022 Option Agreement, the Company agreed with Paragon on an initial Research Plan that outlined the services that will be performed commencing at inception of the arrangement related to IL-13 and IL-4Rα. The Research Plan for OX40L was agreed to prior to December 31, 2022. The Company’s exclusive option with respect to any future Research Program is exercisable at the Company's sole discretion at any time during the period beginning on the initiation of activities under the associated Research Program and ending a specified number of days following the delivery of the data package from Paragon related to the results of the Research Plan activities (the “Option Period”). There is no payment due upon exercise of an Option pursuant to the 2022 Option Agreement.

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

Pursuant to the terms of the 2023 Option Agreement, the parties may initiate Research Programs. Each Research Program will be aimed at discovering, generating, identifying and/or characterizing antibodies directed to the respective target. For each Research Program, the parties must establish a Research Plan. In January 2024, the Company and Paragon agreed on an initial Research Plan that outlined the services that will be performed commencing at inception of the arrangement related to TSLP. The Company's exclusive option with respect to each Research Program is exercisable at the Company’s sole discretion at any time during the period beginning on the initiation of activities under the associated Research Program and ending a specified number of days following the delivery of the data package from Paragon related to the results of the Research Plan activities. There is no payment due upon exercise of an Option pursuant to the 2023 Option Agreement.

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

In June 2026, the Company entered into an additional antibody discovery agreement with Paragon (“the “2026 Option Agreement”) and together with the 2022 Option Agreement and 2023 Option Agreement, collectively, the “Option Agreements”. Under the terms of the 2026 Option Agreement, Paragon generates and characterizes monospecific antibody candidates directed to interleukin 31 receptor (IL-31R). The associated activities may be supplemented or amended from time to time upon the mutual written agreement of the parties, which could include optional CMC activities. Under the 2026 Option Agreement, the Company compensates Paragon for the activities that it performs, including reimbursement of qualifying amounts Paragon paid to unaffiliated contract research organizations, and a monthly research fee, subject to adjustment as provided in the 2026 Option Agreement. If Paragon agrees to perform CMC Activities, then the Company will owe Paragon additional associated fees ranging from $1.3 million to $2.0 million, depending on the scope and type of activities.

Unless terminated earlier, the 2022 Option Agreement and the 2023 Option Agreement shall continue in force on a Research Program-by-Research Program basis until the earlier of: (i) the end of the Option Period for such Research Program, as applicable, if such Option is not exercised by the Company; and (ii) the effective date of the license agreement for such Research Program if the Company exercises its Option with respect to such Research Program, while the 2026 Option Agreement continued in force until completion of the Research Program thereunder which Research Program was completed as of the entry into the 2026 Option Agreement (the “Term”). Upon the expiration of the Term for all then-existing Research Programs, the applicable Option Agreement, will automatically expire in its entirety. The Company may terminate each Option Agreement or any Research Program at any time for any or no reason upon 30 days’ prior written notice to Paragon, provided that the Company must pay certain unpaid fees due to Paragon upon such termination, as well as any non-cancelable obligations reasonably incurred by Paragon in connection with its activities under any terminated Research Program. Each party has the right to terminate either Option Agreement or any Research Program upon (i) 30 days’ prior written notice of the other party’s material breach that remains uncured for the 30-day period and (ii) the other party’s bankruptcy.

License Agreements

In November 2022, the Company exercised its option available under the 2022 Option Agreement with respect to the IL-13 Research Program. Upon such exercise, the parties entered into an associated license agreement (the “IL-13 License Agreement”). In April 2023, the Company exercised its option available under the 2022 Option Agreement with respect to the IL- 4Rα Research Program and the OX40L Research Program. Upon such exercise, the parties entered into associated license agreements (the “IL-4Rα License Agreement” and the “OX40L License Agreement,” respectively). In August 2024, the Company exercised its option available under the 2023 Option Agreement with respect to the TSLP Research Program and entered into the associated license agreement (the “TSLP License Agreement” and collectively with the IL-13 License Agreement, the IL-4Rα License Agreement and the OX40L License Agreement, the “License Agreements”). In June 2026, contemporaneously with the execution of the 2026 Discovery Agreement, the Company entered into a license agreement with Paragon with respect to the IL-31R target (the “IL-31R License Agreement” and collectively with the IL-13 License Agreement, the IL-4Rα License Agreement, the OX40L License Agreement and the TSLP License agreement, the “License Agreements”). Under the terms of the License Agreements, Paragon granted to the Company an exclusive, worldwide, royalty-bearing, sublicensable right and license with respect to certain information, patent rights and sequence information related to antibodies directed at the respective target to use, make, sell, import, export and otherwise exploit the antibodies directed at the respective target. Pursuant to the License Agreements, the Company granted to Paragon a similar license (except that such license the Company granted to Paragon is non-exclusive) to the respective licenses with respect to multispecific antibodies that are directed at the respective targets and one or more other antibodies. The Company was also granted a right of first negotiation with Paragon concerning the development, license and grant of rights to certain multispecific antibodies associated with each respective license. The Company is solely responsible for the continued development, manufacture and commercialization of products at its own cost and expense for each licensed target.

Under the IL-13 License Agreement, the IL-4Rα License Agreement and the OX40L License Agreement, the Company is obligated to pay Paragon up to $3.0 million upon the achievement of specific development and clinical milestones for the first product under each of the License Agreements that achieves such specified milestones, including a payment of $1.0 million upon the nomination of a development candidate and $2.0 million upon the first dosing of a human patient in a Phase 1 trial. Under the TSLP License Agreement, the Company is obligated to pay Paragon up to $28.0 million upon the achievement of specific development and clinical milestones for the first product, including a payment of $3.0 million upon the nomination of a development candidate and $5.0 million upon the first dosing of a human patient in a Phase 1 trial. Under the IL-31R License Agreement, the Company is obligated to pay Paragon up to $23.25 million upon the achievement of specific development, clinical and regulatory milestones for the first product that achieves such specified milestones, including a payment of $5.25 million upon the first dosing of a human patient in a Phase I trial.

Upon execution of the IL‑13 License Agreement, the Company paid Paragon a $1.0 million fee for the nomination of a development candidate. In August 2023, the Company announced the dosing of its first participant in the Phase 1 trial of zumilokibart and made a milestone payment of $2.0 million in the fourth quarter of 2023. In November 2023, the Company finalized the nomination of a development candidate under the IL‑4Rα License Agreement and made a milestone payment of $1.0 million to Paragon in the fourth quarter of 2023. In March 2024, the Company announced the dosing of its first participant in a Phase 1 trial of APG808 and made a milestone payment of $2.0 million to Paragon in the first quarter of 2024. In May 2024, the Company finalized the nomination of a development candidate under the OX40L License Agreement and made a milestone payment of $1.0 million to Paragon in the second quarter of 2024. In August 2024, the Company announced the dosing of its first participant in the Phase 1 trial of APG990 and made a milestone payment of $2.0 million to Paragon in the third quarter of 2024. In October 2024, the Company finalized the nomination of a development candidate under the TSLP License Agreement and made a milestone payment of $3.0 million to Paragon in the fourth quarter of 2024. In December 2024, the Company announced the dosing of its first participant in the Phase 1 trial of APG333 and made a milestone payment of $5.0 million in the fourth quarter of 2024.

The Company is also obligated to pay royalties to Paragon equal to a low-single digit percentage of net sales of any products under each of the respective License Agreements and Paragon has a similar obligation to pay royalties to the Company with respect to each of the multispecific licenses. Royalties are due on a product-by-product and country-by-country basis beginning upon the first commercial sale of each product and ending on the later of (i) 12 years after the first commercial sale of such product in such country and (ii) expiration of the last valid claim of a patent covering such product in such country (the “Royalty Term”).

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

Biologics Master Services Agreement — WuXi Biologics (Hong Kong) Limited

In June 2022, Paragon and WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”) entered into a biologics master services agreement (the “WuXi Biologics MSA”), which was subsequently novated to the Company by Paragon in the second quarter of 2023. The WuXi Biologics MSA governs all development activities and GMP manufacturing and testing for zumilokibart, APG990, APG333 and APG808, as well as potential future product candidates, on a work order basis. Under the WuXi Biologics MSA, the Company is obligated to pay WuXi Biologics a service fee and all non-cancelable obligations in the amount specified in each work order associated with the agreement for the provision of services.

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

For the three and six months ended June 30, 2026, the Company recognized $3.7 million and $8.9 million, respectively, of research and development expense in connection with the WuXi Biologics MSA. For the three and six months ended June 30, 2025, the Company recognized $3.3 million and $4.5 million, respectively, of research and development expense in connection with the WuXi Biologics MSA.

Cell Line License Agreement — WuXi Biologics (Hong Kong) Limited

In June 2022, Paragon and WuXi Biologics entered into a cell line license agreement (the “Cell Line License Agreement”), which was subsequently novated to the Company by Paragon in the second quarter of 2023. Under the Cell Line License Agreement, the Company received a non-exclusive, worldwide, sublicensable license to certain of WuXi Biologics’ know-how, cell line, biological materials (the “WuXi Biologics Licensed Technology”) and media and feeds to make, have made, use, sell and import certain therapeutic products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the “WuXi Biologics Licensed Products”). Specifically, the WuXi Biologics Licensed Technology is used to manufacture zumilokibart, APG990, APG333 and APG808.

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

Master Services Agreement and Project Specific Agreements — Samsung Biologics Limited

In March 2025, the Company entered into a Master Services Agreement (the “Samsung Biologics MSA”), made effective as of February 28, 2025, with Samsung Biologics Co., Ltd. (“Samsung Biologics”), pursuant to which Samsung Biologics will manufacture and supply the Company with zumilokibart drug substance (the “Samsung Biologics Product”) for clinical development and commercial sale, if approved. The Company is obligated to pay Samsung Biologics service fees for each manufactured batch, as well as the costs of materials purchased by Samsung Biologics and expenses including testing and storage, which such costs and fees will be specified in Project Specific Agreements (each a “PSA”).

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

For the three and six months ended June 30, 2026, the Company recognized $0.5 million and $0.9 million, respectively, of research and development expense in connection with the Samsung Biologics MSA. For the three and six months ended June 30, 2025, the Company recognized $5.7 million and $7.4 million, respectively, of research and development expense in connection with the Samsung Biologics MSA.

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

Indemnification Agreements

The Company enters into standard indemnification agreements and/or indemnification sections in other agreements in the ordinary course of business. Pursuant to the agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. There is no limit to the maximum potential amount of future payments the Company could be required to make under these indemnification agreements. As of June 30, 2026, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. The Company was not aware of any claims under these indemnification arrangements as of June 30, 2026 and December 31, 2025.

Legal Proceedings

The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of FASB ASC Topic 450, Contingencies (“ASC 450”). The Company expenses as incurred the costs related to its legal proceedings.

10.
Revenue Share Liability

In May 2026, the Company entered into the Revenue Share Agreement with BXLS. Pursuant to the Revenue Share Agreement, in exchange for an upfront payment of $100.0 million (the “Tranche 1 Funding”), BXLS purchased from the Company the right to receive tiered revenue share payments (“Revenue Share Payments”) with respect to annual worldwide net product sales (“Net Sales”) of zumilokibart. In addition, under the Revenue Share Agreement:

i.
BXLS will purchase additional Revenue Share Payments from the Company in exchange for a payment of $100.0 million (the “Tranche 2 Funding”), upon the occurrence of full enrollment of patients in both of the Company’s planned registrational monotherapy Phase 3 clinical trials of zumilokibart in patients with AD, coded by the Company as APG777-301 and APG777-302 (the “Zumilokibart Phase 3 Clinical Trials”);
ii.
BXLS will purchase additional Revenue Share Payments from the Company in exchange for a payment of $200.0 million (the “Tranche 3 Funding”), upon the occurrence of positive data readouts from the Zumilokibart Phase 3 Clinical Trials meeting the success criteria set forth in the Revenue Share Agreement; and
iii.
BXLS will purchase additional Revenue Share Payments from the Company in exchange for a payment (the “Tranche 4 Funding”) of, at the Company’s election, between $250.0 million and up to $400.0 million (“Tranche 4 Maximum Purchase Price”), upon zumilokibart’s receipt of marketing approval from the U.S. Food and Drug Administration (the “FDA”) for the treatment of AD on or prior to December 31, 2030 (the “Tranche 4 Trigger”).

The Revenue Share Payments are based on tiered percentage rates of aggregate annual Net Sales of zumilokibart (“Annual Aggregate Product Net Sales”). Under the Revenue Share Agreement, the revenue percentage payable to BXLS is the sum of (a) the base revenue percentage (the “Base Revenue Percentage”) and (b) the tranche 4 revenue percentage (the “Tranche 4 Revenue Percentage” and, together with the Base Revenue Percentage, the “Revenue Percentages”), which applies only from and after the Tranche 4 Funding.

The table below summarizes the Revenue Percentages payable to BXLS, based on the tiers of Annual Aggregate Product Net Sales. The Base Revenue Percentage shown reflects the rate applicable after receipt of the Tranche 1 Funding; this rate would double upon receipt of the Tranche 2 Funding, and double again upon receipt of the Tranche 3 Funding. The Tranche 4 Revenue Percentage is subject to proportional adjustment if the Tranche 4 Funding is less than the Tranche 4 Maximum Purchase Price:

Annual Aggregate Product Net Sales	Base Revenue Percentage	Tranche 4 Revenue Percentage	Maximum Revenue Percentage
Up to and including $5 billion (“Tier 1”)	0.9375%	2.50%	3.4375%
In excess of $5 billion but less than or equal to $8 billion	0.25%	0.00%	0.25%

The Tranche 4 Revenue Percentage is subject to a cap of $1.0 billion in aggregate Tranche 4-related Revenue Share Payments to BXLS, after which the Tranche 4 Revenue Percentage for Tier 1 decreases to 0.00%.

The Revenue Share Payments will be payable during a term commencing on the date of the first commercial sale of zumilokibart and ending on the fifteenth (15th) anniversary of the date of receipt of marketing approval for zumilokibart.

If the Company consummates a change of control with a third party, the Company will be required to pay a certain specified amount to BXLS and would also receive credits against future Revenue Share Payments otherwise payable to BXLS following the consummation of the change of control.

In the alternative, at any time following execution of a definitive agreement for a change of control, the Company (or the surviving entity) may elect, in lieu of the required payment described above, to pay BXLS a specified amount calculated under the Revenue Share Agreement to buy down a portion of future Revenue Share Payments (each, a "Buy-Back Option"). If the Company exercises a Buy-Back Option, the Revenue Percentage will be adjusted downward in accordance with the Revenue Share Agreement, and if the Buy-Back Option is exercised prior to the Tranche 4 Trigger, BXLS will no longer be obligated to pay the Tranche 4 Funding, and in such case the Tranche 4 Revenue Percentages across all tiers will be 0.00%.

The Company has accounted for the Revenue Share Agreement as a debt financing arrangement in accordance with FASB ASC Topic 470, Debt, because the Company retains significant continuing involvement in generating the underlying revenue on which the Revenue Share Payments are calculated. Funds received under the Revenue Share Agreement are recorded, net of issuance costs, within non-current liabilities and are disclosed as the revenue share liability on the condensed consolidated balance sheet. The revenue share liability and related interest expense are calculated based on the amount of funding received, as well as the Company's estimates of the timing and amount of future Revenue Share Payments expected over the estimated term of the agreement, and are amortized using the effective interest method.

Upon receipt, Tranche 1 Funding was recorded as a liability and debt issuance costs of $2.3 million were recorded as a direct deduction from the carrying amount of the liability. As of June 30, 2026, the effective interest rate was approximately 16.4%. For the three and six months ended June 30, 2026, the Company recognized $1.6 million in interest expense.

The Company's estimates of future Revenue Share Payments involve significant judgment and are based on a number of assumptions, including expected regulatory and commercial launch timelines, projected net product sales and probability of success over the term of the Revenue Share Agreement. Changes in these assumptions could have a material impact on the effective interest rate.

As described in Note 1, the Company has entered into a Merger Agreement with AbbVie and, accordingly, the option to make the Buy-Back Payment described above is currently available to the Company. If the Merger closes, the Buy-Back Option is not exercised within the required timeframe, and no additional tranches have been funded after the Tranche 1 Funding, the Company will be required to pay $100.0 million to BXLS and would also receive credits against future Revenue Share Payments. As of June 30, 2026, the Company classified the revenue share liability as long-term because the Merger had not yet closed.

The following table provides the revenue share liability activity from agreement execution to June 30, 2026:

Amount
Tranche 1 Funding	$100,000
Issuance costs	(2,349)
Non-cash interest expense	1,580
Revenue share liability balance as of June 30, 2026	$99,231

11.
Stockholders’ Equity

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

In August 2024, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), pursuant to which the Company may offer and sell shares of common stock up to a maximum aggregate offering price of $300.0 million through an at-the-market offering program. In December 2024, the Company sold 926,049 shares of common stock under the ATM Facility for gross proceeds of $44.9 million, less commissions and other offering expenses of $1.4 million. During the year ended December 31, 2025, the Company sold 1,175,701 shares of common stock under the ATM Facility for gross proceeds of $67.6 million, less commissions and other offering expenses of $2.0 million. During the six months ended June 30, 2026, the Company sold 369,220 shares of common stock under the ATM Facility for gross proceeds of $29.7 million, less commissions and other offering expenses of $0.8 million. As of June 30, 2026, $157.8 million remained available for sale under the Sale Agreement.

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

As of June 30, 2026, 75,611,894 and 75,339,499 shares of common stock were issued and outstanding, respectively. The 75,611,894 shares of common stock issued are comprised of 61,852,857 shares of voting common stock, 13,486,642 shares of non-voting common stock and 272,395 shares of unvested restricted common stock.

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

Warrants

In October 2025, the Company issued pre‑funded warrants to purchase up to 365,853 shares of common stock at an exercise price of $0.00001 per share. The pre‑funded warrants were exercisable immediately and are not subject to expiration. As of June 30, 2026, none of the pre-funded warrants have been exercised.

12.
Equity-Based Compensation

Restricted Common Stock

The following table provides a summary of the unvested restricted common stock award activity during the six months ended June 30, 2026:

	NUMBER OF SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE PER SHARE
Unvested restricted common stock as of December 31, 2025	637,594	$5.69
Vested	(362,995)	5.04
Forfeited	(2,204)	7.62
Unvested restricted common stock as of June 30, 2026	272,395	$6.54

The fair value of restricted common stock awards vested during the three and six months ended June 30, 2026 was $0.9 million and $1.8 million, respectively.

Stock Options and Restricted Stock Units

In July 2023, in connection with the IPO, the Company’s Board of Directors (the “Board”) and stockholders approved the 2023 Equity Incentive Plan (the “2023 Plan”), which became effective on July 13, 2023. The 2023 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards. As of June 30, 2026, 7,788,719 shares of common stock were available for future grant under the 2023 Plan. The number of shares available for grant and issuance under the 2023 Plan is automatically increased on January 1 of each year by a number of shares equal to up to 5% of the outstanding shares of common stock on such date.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions:

	THREE MONTHS ENDED JUNE 30,	SIX MONTHS ENDED JUNE 30,
	2026	2026
Risk-free interest rate	4.1% - 4.3%	3.6% - 4.3%
Expected dividend yield	0.0%	0.0%
Expected term (in years)	5.5 - 6.25	5.5 - 6.25
Expected volatility	73.1% - 75.0%	73.1% - 75.2%

The following table provides a summary of stock option activity during the six months ended June 30, 2026:

	OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding as of December 31, 2025	5,610,444	$36.95	8.56	$216,170
Granted	1,558,954	76.62	—	—
Exercised	(380,664)	33.77	—	—
Forfeited	(163,263)	44.35	—	—
Outstanding as of June 30, 2026	6,625,471	$46.29	8.42	$572,738
Exercisable as of June 30, 2026	2,486,113	$36.03	7.99	$240,395

The total intrinsic value of options exercised during the three and six months ended June 30, 2026 was $16.5 million and $22.9 million, respectively.

The following table provides a summary of the unvested restricted stock unit activity under the 2023 Plan during the six months ended June 30, 2026:

	NUMBER OF SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE PER SHARE
Unvested restricted stock units as of December 31, 2025	177,615	$39.36
Granted	213,851	76.98
Vested	(56,322)	52.16
Forfeited	(13,645)	59.25
Unvested restricted stock units as of June 30, 2026	321,499	$61.30

The fair value of restricted stock units vested during the three and six months ended June 30, 2026 was $1.5 million and $2.9 million, respectively.

2023 Employee Stock Purchase Plan

In July 2023, the Board adopted and the Company’s stockholders approved the 2023 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 13, 2023. The ESPP provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of the Company’s common stock, subject to any plan limitations. The purchase period under the ESPP has a duration of six months, and the purchase price with respect to each purchase period is equal to 85% of the lesser of (i) the fair market value of the Company’s common stock at the commencement of the applicable six-month purchase period or (ii) the fair market value of the Company’s common stock on the exercise date. As of June 30, 2026, 88,354 shares have been issued under the ESPP and 2,138,677 shares remain available for issuance.

The following table presents the classification of equity-based compensation expense related to equity awards granted to employees, executives, and service providers (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Research and development expense	$9,129	$5,538	$17,656	$10,910
General and administrative expense	7,534	5,806	16,162	11,560
Total	$16,663	$11,344	$33,818	$22,470

As of June 30, 2026, the total unrecognized compensation expense related to the Company’s stock options, unvested restricted stock and ESPP was $168.3 million, which the Company expects to recognize over a weighted-average period of approximately 2.5 years.

13.
Related Parties

The Company considers Paragon to be a related party because Fairmount Funds Management LLC, which beneficially owns more than 5% of Paragon, beneficially owns more than 5% of the Company’s capital stock and, as of the date of this Quarterly Report, has one seat on the Board. Under the Option Agreements and the License Agreements, Paragon, received upfront consideration in the form of common units, is entitled to receive milestone and royalty payments upon specific conditions and receives payments from the Company for providing ongoing services under the agreements (see Note 8). As of June 30, 2026 and December 31, 2025, $0.2 million and $2.1 million were due to Paragon, respectively. For the three and six months ended June 30, 2026, the Company incurred research and development expenses of $0.2 million and $0.9 million with Paragon, respectively. For the three and six months ended June 30, 2025, the Company incurred $0.1 million research and development expenses with Paragon.

14.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(85,854)	$(66,096)	$(159,965)	$(121,435)
Net loss attributable to common stockholders, basic and diluted	$(85,854)	$(66,096)	$(159,965)	$(121,435)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	75,443,496	58,428,344	72,571,921	58,312,452
Net loss per share attributable to common stockholders, basic and diluted	$(1.14)	$(1.13)	$(2.20)	$(2.08)

The following potential common shares, presented based on amounts outstanding at period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the period indicated because including them would have been anti-dilutive:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Stock options	6,625,471	5,714,687	6,625,471	5,714,687
Unvested restricted common stock	272,395	1,026,905	272,395	1,026,905
Unvested restricted stock units	321,499	224,443	321,499	224,443
Total	7,219,365	6,966,035	7,219,365	6,966,035

15.
Operating Leases

In November 2023, the Company entered into a lease agreement for lab space. In June 2024, the agreement was amended to expand the space and extend the lease term through November 2026, with the option to extend for one year. In January 2025, the agreement was amended to further expand the space. As of June 30, 2026, the remaining lease term was 0.4 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 9.1%.

In September 2024, the Company entered into a lease agreement for office space. The lease term is five years with two one-year options to extend. As of June 30, 2026, the remaining lease term was 3.3 years and the incremental borrowing rate used to determine the operating lease liability was 6.0%.

As of June 30, 2026, total current and non-current operating lease liabilities were $2.4 million and $4.5 million, respectively. The Company incurred lease expense of $1.1 million and $2.2 million for the three and six months ended June 30, 2026, respectively. The Company incurred lease expense of $1.1 million and $2.2 million for the three and six months ended June 30, 2025, respectively.

16.
Segment Information

The Company has one operating segment and one reporting unit. The Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of assessing performance and allocating resources. All of the Company’s assets are located in the United States.

The following table summarizes the Company’s segment information for the periods presented (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Operating expenses(1):
Research and development personnel-related (excluding equity-based compensation)	$20,278	$16,105	$38,820	$31,401
External research and development costs - zumilokibart	25,664	22,052	45,206	36,623
External research and development costs - APG990 / APG279	3,310	3,975	8,754	7,188
External research and development costs - APG333 / APG273	397	1,185	651	3,619
External research and development costs - APG531	1,142	—	2,920	—
External-discovery related costs and other (2)	7,303	6,774	13,958	12,211
General and administrative personnel-related (excluding equity-based compensation)	8,349	6,395	16,334	12,102
General and administrative operations(3)	8,128	4,936	13,137	10,041
Merger transaction costs	4,361	—	4,361	—
Equity-based compensation	16,663	11,344	33,818	22,470
Depreciation expense	409	399	817	606
Interest income, net	(11,808)	(7,141)	(20,548)	(14,981)
Interest expense	1,580	—	1,580	—
Provision for income taxes	78	72	157	155
Consolidated net loss	$85,854	$66,096	$159,965	$121,435
(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)
External-discovery related costs and other include expenses related to APG808.
(3)
General and administrative operations are comprised of finance, investor relations, business development, human resources, legal, facilities & IT, and certain overhead expenses.

17.
Subsequent Events

The Company evaluated subsequent events through the date on which these financial statements were issued to ensure that these condensed consolidated financial statements include appropriate disclosure of events both recognized in the financial statements as of June 30, 2026 and events which occurred subsequently but not recognized in the financial statements. No subsequent events have occurred that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, as well as our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The following discussion contains forward-looking statements regarding the proposed Merger, including the timing, completion and anticipated benefits of the Merger and the satisfaction of the conditions to closing, and forward looking statements that reflect our current plans, forecasts, estimates and beliefs and involve risks and uncertainties. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our actual results, outcomes and the timing of events could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in the section titled “Special Note Regarding Forward Looking Statements” and “Risk Factors.” We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. Forward-looking statements are not historical facts, reflect our current views with respect to future events, and apply only as of the date made. We do not intend, and undertake no obligation, to update these forward-looking statements, except as required by law. Unless the context requires otherwise, references to “we,” “us,” “our,” “Apogee” or “the Company” refer to Apogee Therapeutics, Inc. and its subsidiaries.

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

Our pipeline comprises multiple antibody programs being developed initially for the treatment of I&I indications as monotherapies and combinations, including zumilokibart (APG777), APG279 (zumilokibart + APG990), APG273 (zumilokibart + APG333), APG531 and APG808 (each a “program” or “product candidate”). With five validated targets in our portfolio, we are seeking to achieve best-in-class efficacy and dosing through monotherapies and combinations of our novel antibodies. Based on a broad pipeline and depth of expertise, we believe we can deliver value and meaningful benefit to patients underserved by today’s standard of care. We believe each of our product candidates has potential for broad application across multiple I&I indications.

Zumilokibart – anti-IL13 antibody

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

The APEX Part A induction regimen was designed to exceed EBGLYSS exposures by approximately 30% to 40% with potential for improved clinical outcomes and a maintenance regimen designed to equal lebrikizumab’s exposures. The results at Week 16 of the Part A study showed that patients in the highest zumilokibart exposure quartile (n=19) achieved the highest clinical response of any quartile in a post hoc exposure-response analysis. These patients had a mean 84.0% reduction in EASI from baseline, 89.5% of patients reaching EASI-75, 63.2% achieving vIGA0/1, and 63.2% achieving EASI-90, demonstrating a robust response at the highest exposure level. The highest zumilokibart Part B dose was designed to exceed EBGLYSS exposures by approximately 90 to 100% which is similar to the exposure obtained in the highest quartile of the Part A results.

In May 2026, we announced positive 16-week induction dose optimization results from the Part B portion of the APEX Phase 2 clinical trial of zumilokibart in patients with moderate-to-severe AD. The Part B portion of the trial enrolled 346 adult patients who were randomized 1:1:1:1 to receive high-, mid- or low-dose zumilokibart or placebo. The primary endpoint for the Part B portion of the trial was the proportion of patients who achieved at least a 75% reduction in EASI-75 at Week 16. Secondary endpoints included vIGA 0/1, EASI-90, Itch NRS, EASI-100 and very low disease activity (“vLDA”), defined as EASI-90 plus I-NRS 0/1, at Week 16. The Part B trial met its primary endpoint, with all three zumilokibart dose arms demonstrating statistically significant improvements in EASI-75 compared to placebo at Week 16. EASI-75 was achieved by 61.6% of patients in the high-dose arm, 65.9% of patients in the mid-dose arm and 50.5% of patients in the low-dose arm, compared to 23.4% of patients in the placebo arm. The planned Phase 3 dose, corresponding to the mid-dose arm, also met key secondary endpoints at Week 16, with 46.0% of patients achieving vIGA 0/1 compared to 10.9% in the placebo arm, 47.4% of patients achieving EASI-90 compared to 9.3% in the placebo arm, 50.5% of patients achieving an I-NRS ≥4 reduction from baseline compared to 13.9% in the placebo arm, 16.5% of patients achieving EASI-100 compared to 3.4% in the placebo arm and 20.6% of patients achieving vLDA compared to 4.5% in the placebo arm. Zumilokibart was well tolerated in Part B, with a safety profile generally consistent with other agents in the class. The most common TEAEs in patients treated with zumilokibart were nasopharyngitis, headache and noninfective conjunctivitis. For the planned Phase 3 dose, corresponding to the mid-dose arm, the pooled conjunctivitis rate, including all conjunctivitis preferred terms, was 10.6%, compared to 15.1% for the low-dose arm and 20.7% for the high-dose arm. Based on results from the APEX clinical program, we plan to initiate Phase 3 trials of zumilokibart for moderate-to-severe AD with the mid-dose in the second half of 2026.

Anticipated Program Milestones for Zumilokibart for the Treatment of AD

Based on results from the APEX clinical program, we plan to initiate Phase 3 trials of zumilokibart for moderate-to-severe AD (the “ADventure trials”) with the mid-dose in the second half of 2026. The ADventure 1 and ADventure 2 trials are randomized, placebo-controlled, replicate Phase 3 monotherapy trials evaluating zumilokibart in patients with moderate-to-severe AD (EASI ≥16, vIGA ≥3, BSA ≥10%). Each study is expected to enroll approximately 400 patients and includes a 16-week induction period followed by maintenance through Week 52. In maintenance, patients will receive dosing every three or six months. The co-primary endpoint is EASI-75 and IGA 0/1 at Week 16, with additional assessment at Week 52. We anticipate the ADventure 1 and ADventure 2 monotherapy data readouts in the first half of 2028.

The ADventure TCS Phase 3 trial will evaluate zumilokibart in combination with background topical corticosteroids (“TCS”) in patients with moderate-to-severe AD (EASI ≥16, vIGA ≥3, BSA ≥10%). The randomized, placebo-controlled study is expected to enroll approximately 400 patients and includes a 16-week induction period and maintenance through Week 52. The co-primary endpoint is EASI-75 and IGA 0/1 at Week 16, with longer-term outcomes assessed at Week 52. We anticipate the ADventure TCS combination data readout in the second half of 2028.

Apogee also expects Phase 2 APEX Part B 52-week maintenance data in the first half of 2027, Phase 2 APEX Part A 2-year follow-up data in the second half of 2027 and the potential launch of zumilokibart for the treatment of AD in 2029, pending regulatory interactions.

Phase 1b Trial in Patients with Asthma

In April 2025, we initiated a Phase 1b trial of zumilokibart in patients with mild-to-moderate asthma, and in January 2026, we announced positive interim data from the trial. The trial is a double-blind, placebo-controlled trial evaluating the safety and tolerability of zumilokibart in patients with mild-to-moderate asthma. The trial is designed to also evaluate fractional exhaled nitric oxide (“FeNO”) suppression, a biomarker of Type 2 inflammation that has shown the strongest correlation with exacerbations in asthma. The trial enrolled 31 adult patients who were randomized 3:1 to zumilokibart versus placebo and participants received a single dose of 720mg of zumilokibart or placebo on day 1. Nineteen of the patients with mild-to-moderate asthma had a FeNO baseline ≥25 ppb, representative of asthma with Type 2 inflammation, and as a result met the pre-specified criteria for the analysis population.

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

Zumilokibart demonstrated robust and durable suppression of FeNO following a single dose in the analysis population. A maximum absolute mean FeNO reduction of 45 ppb (60% decrease from baseline) after a single dose was observed in the analysis population. Durable FeNO suppression through 16 weeks was observed for all patients in the analysis population. Zumilokibart also demonstrated suppression of FeNO through 32 weeks for those patients in the analysis population with follow up available at the time of the data cut (n=3), supporting the potential for three- or six- month dosing. In the trial, positive trends were observed in forced expiratory volume in one second (“FEV1”) and across Type 2 biomarkers for all available data in the analysis population. FEV1 is a PD measure of lung function. Based on these results, we anticipate initiating the ASPIRE Phase 2b asthma trial in the first half of 2027.

Expansion Opportunities in Other Indications

We expect that results from the Phase 1b trial of zumilokibart for the treatment of asthma, in addition to topline induction data from the Part B portion of the APEX Phase 2 trial in AD, will allow us to determine dose selections for further expansion indications in 2027 and beyond, including but not limited to asthma and EoE. We expect to announce plans for the Phase 2 ELEVATE trial for the treatment of EoE in the second half of 2026. Based on our clinical data, we expect to further evaluate additional opportunities to develop zumilokibart for other I&I indications, including alopecia areata, chronic rhinosinusitis with nasal polyps, chronic spontaneous urticaria, and prurigo nodularis.

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

APG279 – Combination of zumilokibart and APG990 – anti-OX40L antibody

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

In July 2025, we commenced dosing in the Phase 1b trial of APG279 against DUPIXENT in patients with moderate-to-severe AD. Enrollment was completed with 86 patients, and we expect a data readout in the second half of 2026. The initial clinical trial of APG279 is being conducted as a coadministration of zumilokibart and APG990. We plan to advance the development of APG279 in future studies as a coformulation. The PK data for APG990, when considered together with APG279 coformulation data, provides the potential for dosing the combination two to four times per year with a single 2 mL coformulated injection. We anticipate the Phase 1b trial of APG279 against DUPIXENT to readout in the second half of 2026.

APG273 – Combination of zumilokibart and APG333 - anti-TSLP antibody

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

APG333, with single doses of up to 1,000mg, was well-tolerated across the four cohorts. The most common TEAEs occurring in ≥10% of APG333 treated participants were headache and upper respiratory tract infection. TEAEs were generally mild and self-limited and there were no dose dependent trends in TEAEs seen. There were no Grade 3 TEAEs or severe adverse events; and no adverse events led to study discontinuation.

We plan to announce additional clinical plans for APG273 in the second half of 2026 to support advancement into future combination trials in asthma and COPD.

APG531

In June 2026, we also announced that we entered into an antibody discovery agreement with Paragon (the “2026 Option Agreement”) pursuant to which Paragon agrees to generate and characterize monospecific antibody candidates directed to interleukin 31 receptor (IL-31R). Contemporaneously with the execution of the 2026 Option Agreement, we entered into a license agreement with Paragon (the “IL-31R License Agreement”) pursuant to which Paragon granted to us an exclusive, worldwide, royalty-bearing, sublicensable right and license with respect to certain information, patent rights and sequence information related to antibodies discovered under the 2026 Option Agreement and directed at the IL-31R target to use, make, sell, import, export and otherwise exploit the antibodies directed at the IL-31R target. For additional information on the 2026 Option Agreement and IL-31R License Agreement, see the section titled “Notes to Consolidated Financial Statements—Other Significant Agreements” included elsewhere in this Report.

We anticipate announcing plans for the APG531 program in the first half of 2027.

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

Recent Developments

The following summarizes key business developments for the six months ended June 30, 2026, excluding program updates discussed in the “Overview” section above.

Merger Agreement

On June 18, 2026, we entered into the Merger Agreement with Parent, Merger Sub and, solely for the limited purposes set forth therein, AbbVie. Under the terms of the Merger Agreement and in accordance with the General Corporation Law of the State of Delaware (“DGCL”), if the Merger is completed, Merger Sub will merge with and into us, and we will continue as the surviving corporation as a wholly owned subsidiary of Parent. In addition, all shares of our common stock outstanding immediately prior to closing (other than Cancelled Shares and Dissenting Shares (as defined in the Merger Agreement)) will be cancelled and converted into the right to receive $135.11 per share in cash, without interest and subject to any applicable withholding taxes.

The completion of the pending Merger is conditioned upon (i) the adoption of the Merger Agreement and approval of the Merger by the holders of at least a majority of the outstanding shares of our voting common stock, (ii) for so long as at least 6,061,821 shares of our non-voting common stock remain issued and outstanding, the adoption of the Merger Agreement and approval of the Merger by at least a majority of the outstanding shares of our non-voting common stock, (iii) the expiration or earlier termination of any waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the filings specified on the Company Disclosure Schedule to the Merger Agreement (which will also include filings to be made to the U.K. Competition and Markets Authority under the U.K. Enterprise Act of 2002 or the European Commission under Article 22 of the EU Merger Regulation, in each case, if such authority indicates in writing to AbbVie that it has decided to formally investigate the Merger or has received a referral request, as applicable) and any voluntary commitment or agreement with the U.S. Federal Trade Commission (“FTC”), U.S. Department of Justice (“DOJ”) or any other governmental body not to consummate the Merger, (iv) the absence of legal restraints preventing or otherwise making illegal the consummation of the Merger, (v) the accuracy of representations and warranties that we made and compliance by us with covenants contained in the Merger Agreement, subject to qualifications, (vi) there not having been a “Material Adverse Effect” (as defined in the Merger Agreement) with respect to us since the date of the Merger Agreement that is continuing, and (vii) other customary conditions.

As previously disclosed in the definitive proxy statement filed on July 13, 2026 (the “Proxy Statement”), we and Parent each filed a notification of the proposed Merger with the FTC and DOJ under the HSR Act on July 6, 2026. On August 5, 2026, the applicable waiting period under the HSR Act expired. The expiration of the waiting period under the HSR Act satisfies one of the conditions to the completion of the Merger.

Also as previously disclosed in the Proxy Statement, on July 7, 2026, Parent filed a notification under the German Act against Restraints of Competition 1957, as amended, with the German Federal Cartel Office (the “FCO”). As disclosed in the definitive additional materials filed on August 3, 2026, which amended and supplemented the Proxy Statement (the “Proxy Supplement”), Parent obtained from the FCO unconditional clearance for the Merger in Germany. In addition, as previously disclosed in the Proxy Statement, on July 7, 2026, Parent filed a notification under the Austrian Cartel Act 2005, as amended, with the Austrian Federal Competition Authority, for which the Phase 1 statutory review period expired on August 4, 2026. Accordingly, the closing conditions relating to the receipt of Regulatory Approvals with respect to the German Act against Restraints of Competition 1957, as amended, and the Austrian Cartel Act 2005, as amended, have been satisfied.

As previously disclosed in the Proxy Supplement, on July 27, 2026, Parent also filed a notification under the Australian Competition and Consumer Act 2010, as amended, with the Australian Competition and Consumer Commission (the “ACCC”), for which the Phase 1 statutory review period will expire on September 7, 2026, unless such period is terminated earlier by the ACCC. Completion of the Merger remains subject to the satisfaction or waiver of other customary closing conditions described in the Merger Agreement, including the receipt of any clearance, consent or affirmative approval applicable to the filings specified on the Company Disclosure Schedule to the Merger Agreement.

The parties expect the Merger to close in the third quarter of 2026. Following completion of the Merger, our common stock will no longer be publicly listed.

The Merger Agreement contains termination rights for us and Parent. If the Merger Agreement is terminated under specified circumstances, we will be required to pay Parent a fee of $381,273,716.

Revenue Participation Right Financing

On May 26, 2026, we entered into a revenue participation right purchase and sale agreement (the “Revenue Share Agreement”) with Annapurna Aggregator L.P., an affiliate of funds managed by Blackstone Life Sciences (“BXLS”). Pursuant to the Revenue Share Agreement, in exchange for an upfront payment of $100.0 million (the “Tranche 1 Funding”), BXLS purchased from us the right to receive tiered revenue share payments (the “Revenue Share Payments”) with respect to annual worldwide net product sales (“Net Sales”) of zumilokibart. In addition, under the Revenue Share Agreement:

i.
BXLS will purchase additional Revenue Share Payments from us in exchange for a payment of $100.0 million (the “Tranche 2 Funding”), upon the occurrence of full enrollment of patients in both of our planned registrational monotherapy Phase 3 clinical trials of zumilokibart in patients with AD, coded by us as APG777-301 and APG777-302 (the “Zumilokibart Phase 3 Clinical Trials”);
ii.
BXLS will purchase additional Revenue Share Payments from us in exchange for a payment of $200.0 million (the “Tranche 3 Funding”), upon the occurrence of positive data readouts from the Zumilokibart Phase 3 Clinical Trials meeting the success criteria set forth in the Revenue Share Agreement; and
iii.
BXLS will purchase additional Revenue Share Payments from us in exchange for a payment (the “Tranche 4 Funding”) of, at our election, between $250.0 million and up to $400.0 million (“Tranche 4 Maximum Purchase Price”), upon zumilokibart’s receipt of marketing approval from the U.S. Food and Drug Administration for the treatment of AD on or prior to December 31, 2030 (the “Tranche 4 Trigger”).

The Revenue Share Payments are based on tiered percentage rates of aggregate annual Net Sales of zumilokibart (“Annual Aggregate Product Net Sales”). Under the Revenue Share Agreement, the revenue percentage payable to BXLS is the sum of (a) the base revenue percentage (the “Base Revenue Percentage”) and (b) the tranche 4 revenue percentage (the “Tranche 4 Revenue Percentage” and, together with the Base Revenue Percentage, the “Revenue Percentages”), which applies only from and after the Tranche 4 Funding.

The table below summarizes the Revenue Percentages payable to BXLS, based on the tiers of Annual Aggregate Product Net Sales. The Base Revenue Percentage shown reflects the rate applicable after receipt of the Tranche 1 Funding; this rate would double upon receipt of the Tranche 2 Funding, and double again upon receipt of the Tranche 3 Funding. The Tranche 4 Revenue Percentage is subject to proportional adjustment if the Tranche 4 Funding is less than the Tranche 4 Maximum Purchase Price:

Annual Aggregate Product Net Sales	Base Revenue Percentage	Tranche 4 Revenue Percentage	Maximum Revenue Percentage
Up to and including $5 billion (“Tier 1”)	0.9375%	2.50%	3.4375%
In excess of $5 billion but less than or equal to $8 billion	0.25%	0.00%	0.25%

The Tranche 4 Revenue Percentage is subject to a cap of $1.0 billion in aggregate Tranche 4-related Revenue Share Payments to BXLS, after which the Tranche 4 Revenue Percentage for Tier 1 decreases to 0.00%.

The Revenue Share Payments will be payable during a term commencing on the date of the first commercial sale of zumilokibart and ending on the fifteenth (15th) anniversary of the date of receipt of marketing approval for zumilokibart.

If the Company consummates a change of control with a third party, the Company will be required to pay a certain specified amount to BXLS and would also receive credits against future Revenue Share Payments otherwise payable to BXLS following the consummation of the change of control.

In the alternative, at any time following execution of a definitive agreement for a change of control, we (or the surviving entity) may elect, in lieu of the required payment described above, to pay BXLS a specified amount calculated under the Revenue Share Agreement to buy down a portion of future Revenue Share Payments (each, a "Buy-Back Option"). If we exercise a Buy-Back Option, the Revenue Percentage will be adjusted downward in accordance with the Revenue Share Agreement, and if the Buy-Back Option is exercised prior to the Tranche 4 Trigger, BXLS will no longer be obligated to pay the Tranche 4 Funding, and in such case the Tranche 4 Revenue Percentages across all tiers will be 0.00%. Under the Revenue Share Agreement, for the purposes of providing additional assurance to BXLS, including in the event of a recharacterization, we have granted BXLS a backup security interest in, among other things, the revenue participation right, the Revenue Share Payments, and our intellectual property and other product rights related to zumilokibart. This backup security interest will terminate upon the later of (a) a change of control with a permitted transferee and (b) BXLS’s receipt of the applicable change of control payment. We and BXLS also agree to negotiate in good faith a debt financing of up to $500.0 million upon mutual agreement. The Revenue Share Agreement contains customary representations, warranties and indemnities of us and BXLS, and customary covenants on our part.

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

ATM Facility

During the six months ended June 30, 2026, we sold 369,220 shares of common stock under our at the market offering program (“ATM Facility”) for gross proceeds of $29.7 million, less commissions and other offering expenses of $0.8 million, which sales took place during the three months ended March 31, 2026. No shares were sold under the ATM Facility during the three months ended June 30, 2026.

Net Loss

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any programs we may develop. We generated a net loss of $160.0 million for the six months ended June 30, 2026. As of June 30, 2026, we had an accumulated deficit of $721.7 million. We expect to continue to incur significantly increased expenses for the foreseeable future if and as we continue to operate our business.

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

General and Administrative Expenses

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

Merger Transaction

Merger transaction expenses represent costs incurred in connection with the Merger Agreement discussed above. These costs primarily consist of legal and SEC-related fees.

Other Income (Expense), Net

Interest Income

Interest income consists of interest income earned from our cash, cash equivalents, and marketable securities and amortization of investment discounts.

Interest Expense

Interest expense consists of interest accrued on our revenue share liability, which arises from our Revenue Share Agreement with BXLS.

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

Our provision for state income taxes was $0.1 million and $0.2 million for the three and six months ended June 30, 2026, respectively. Our provision for state income taxes was $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively.

Results of Operations

A discussion regarding our financial condition and results of operations for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 is presented below.

Comparison of the Three Months Ended June 30, 2026 and 2025

Results of Operations

The following table summarizes our consolidated statements of operations for the periods presented (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2026	2025	$ CHANGE
Operating expenses:
Research and development	$67,301	$55,703	$11,598
General and administrative	24,342	17,462	6,880
Merger transaction costs	4,361	—	4,361
Total operating expenses	96,004	73,165	22,839
Loss from operations	(96,004)	(73,165)	(22,839)
Other income, net:
Interest income, net	11,808	7,141	4,667
Interest expense	(1,580)	—	(1,580)
Total other income, net	10,228	7,141	3,087
Net loss before taxes	(85,776)	(66,024)	(19,752)
Provision for income taxes	(78)	(72)	(6)
Net loss after taxes	$(85,854)	$(66,096)	$(19,758)

Research and Development Expense

The following table summarizes our research and development expenses incurred for the periods presented (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2026	2025
External research and development costs by program:
Zumilokibart	$25,664	$22,052
APG990/APG279	3,310	3,975
APG333/APG273	397	1,185
APG531	1,142	—
Unallocated research and development costs:
External-discovery related costs and other(1)	7,303	6,774
Personnel-related (excluding equity-based compensation)	20,278	16,105
Equity-based compensation	9,129	5,538
Depreciation expense	78	74
Total research and development expenses	$67,301	$55,703
(1)
Includes research and development expenses related to APG808

Research and development expenses for the three months ended June 30, 2026 and 2025 were $67.3 million and $55.7 million, respectively. The increase of $11.6 million was primarily driven by the continued development of our zumilokibart program and higher personnel and equity-based compensation expenses associated with the growth in our research and development team.

Research and development expense related to the zumilokibart program increased by $3.6 million in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily driven by an increase in clinical trial-related expenses associated with our APEX Phase 2 clinical trial. Research and development expenses related to the APG990/APG279 and APG333/APG273 programs decreased by $0.7 million and $0.8 million respectively, in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to decreases in preclinical research and development expenses. Research and development expense related to the APG531 program was $1.1 million for the three months ended June 30, 2026. No such expense was recorded in the three months ended June 30, 2025, as expenses were recorded to unallocated external-discovery related costs prior to 2026.

Personnel-related expenses increased by $4.2 million in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily driven by increased headcount. Equity-based compensation expense increased by $3.6 million over the same period, primarily driven by the amortization of equity awards granted between the third quarter of 2025 and the second quarter of 2026.

General and Administrative Expense

The following table summarizes our general and administrative expenses for the periods presented (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2026	2025
Personnel-related (excluding equity-based compensation)	$8,349	$6,395
Equity-based compensation	7,534	5,806
Legal and professional fees	1,116	1,211
Depreciation expense	331	325
Other	7,012	3,725
Total general and administrative expenses	$24,342	$17,462

General and administrative expenses for the three months ended June 30, 2026 and 2025 were $24.3 million and $17.5 million, respectively. The increase of $6.9 million was primarily due to increases in personnel-related expenses of $2.0 million, driven by increased headcount and equity-based compensation of $1.7 million, primarily driven by the amortization of equity awards granted between the third quarter of 2025 and the second quarter of 2026. Additionally, other expenses increased by $3.3 million, primarily due to increases in IT and other employee-related expenses.

Merger Transaction Expense

Merger transaction expense for the three months ended June 30, 2026 was $4.4 million, primarily related to legal costs and SEC fees incurred in connection with the Merger Agreement.

Other Income, Net

Other income, net increased $3.1 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily related to interest income earned on our cash, cash equivalents and marketable securities, partially offset by non-cash interest expense associated with our Revenue Share Agreement entered into during the second quarter of 2026.

Comparison of the Six Months Ended June 30, 2026 and 2025

Results of Operations

The following table summarizes our consolidated statements of operations for the periods presented (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2026	2025	$ CHANGE
Operating expenses:
Research and development	$128,120	$102,090	$26,030
General and administrative	46,295	34,171	12,124
Merger transaction costs	4,361	—	4,361
Total operating expenses	178,776	136,261	42,515
Loss from operations	(178,776)	(136,261)	(42,515)
Other income, net:
Interest income, net	20,548	14,981	5,567
Interest expense	(1,580)	—	(1,580)
Total other income, net	18,968	14,981	3,987
Net loss before taxes	(159,808)	(121,280)	(38,528)
Provision for income taxes	(157)	(155)	(2)
Net loss after taxes	$(159,965)	$(121,435)	$(38,530)

Research and Development Expense

The following table summarizes our research and development expenses incurred for the periods presented (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2026	2025
External research and development costs by program:
Zumilokibart	$45,206	$36,623
APG990/APG279	8,754	7,188
APG333/APG273	651	3,619
APG531	2,920	—
Unallocated research and development costs:
External-discovery related costs and other(1)	13,958	12,211
Personnel-related (excluding equity-based compensation)	38,820	31,401
Equity-based compensation	17,656	10,910
Depreciation expense	155	138
Total research and development expenses	$128,120	$102,090
(1)
Includes research and development expenses related to APG808

Research and development expenses for the six months ended June 30, 2026 and 2025 were $128.1 million and $102.1 million, respectively. The increase of $26.0 million was primarily driven by the continued development of our zumilokibart and APG990/APG279 programs, increased external-discovery related costs, and higher personnel and equity-based compensation expenses associated with the growth in our research and development team, partially offset by decreases in expenses related to the APG333/APG273 program.

Research and development expense related to the zumilokibart program increased by $8.6 million in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily driven by an increase in clinical trial-related expenses associated with our APEX Phase 2 clinical trial. Research and development expense related to the APG990/APG279 program increased by $1.6 million in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to an increase in clinical manufacturing activities and clinical trial expenses, partially offset by a decrease in preclinical research and development expenses. Research and development expense related to the APG333/APG273 program decreased by $3.0 million in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to a reduction in preclinical research and development expenses and clinical trial related expenses. Research and development expense related to the APG531 program was $2.9 million for the six months ended June 30, 2026. No such expense was recorded in the six months ended June 30, 2025, as expenses were recorded as unallocated external-discovery related costs prior to 2026.

External-discovery related costs and other expenses increased by $1.7 million in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily driven by an increase in professional service fees, partially offset by a decrease in pre-clinical research and development expenses. Additionally, personnel-related expenses and equity-based compensation increased by $7.4 million and $6.7 million, respectively, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to increased headcount and an increase in the fair value of equity awards granted.

General and Administrative Expense

The following table summarizes our general and administrative expenses for the periods presented (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2026	2025
Personnel-related (excluding equity-based compensation)	$16,334	$12,102
Equity-based compensation	16,162	11,560
Legal and professional fees	2,348	2,606
Depreciation expense	662	468
Other	10,789	7,435
Total general and administrative expenses	$46,295	$34,171

General and administrative expenses for the six months ended June 30, 2026 and 2025 were $46.3 million and $34.2 million, respectively. The increase of $12.1 million was primarily due to increases in equity-based compensation and personnel-related expenses of $4.6 million and $4.2 million, respectively, primarily driven by increased headcount and an increase in the fair value of equity awards granted. Additionally, other expenses increased by $3.4 million, primarily driven by increases in IT, marketing and other employee related expenses.

Merger Transaction Expense

Merger transaction expense for the six months ended June 30, 2026 was $4.4 million, primarily related to legal costs and SEC fees incurred in connection with the Merger Agreement.

Other Income, Net

Other income, net increased $4.0 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily related to interest on our cash, cash equivalents and marketable securities, partially offset by non-cash interest expense associated with our Revenue Share Agreement entered into during the second quarter of 2026.

Liquidity and Capital Resources

On June 18, 2026, we entered into the Merger Agreement. Pursuant to the Merger Agreement, we have agreed to various covenants, including, among others, agreements to conduct our business in the ordinary course of business as was being conducted prior to the date of the Merger Agreement. Outside of limited exceptions, we may not take, authorize, or agree or commit to take, enumerated actions without Parent’s consent, including, but not limited to: (i) acquiring businesses and disposing of significant assets; (ii) incurring capital expenditures above specified thresholds; (iii) issuing equity; (iv) incurring indebtedness; and (v) repurchasing or paying dividends on shares. We do not believe these restrictions will prevent us from being able to fund our operations, working capital needs or capital expenditure requirements. We could be required to pay Parent a termination fee of $381,273,716 if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. In addition, we expect to incur costs and expenses in connection with the Merger, a portion of which may be payable regardless of whether the Merger is completed. Payment of any such fees, costs or expenses could require us to use available cash that would otherwise be available for general corporate purposes or other uses.

Sources of Liquidity

Since our inception, we have incurred significant losses. We have not yet commercialized any of our programs, which are in various phases of early-stage and late-stage development, and we do not expect to generate revenue from sales of any of our programs for several years, if at all. To date, we have financed our operations from the proceeds from the issuance of preferred units and the sale of common stock in our initial public offering (“IPO”), our March 2024 Offering (as defined below), our ATM Facility, our October 2025 Offering (as defined below), our March 2026 Offering (as defined below) and our Revenue Share Agreement. As of June 30, 2026, we had cash and cash equivalents of $105.6 million, marketable securities of $866.4 million and long-term marketable securities of $321.9 million.

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

In August 2024, we entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), pursuant to which we may offer and sell shares of common stock up to a maximum aggregate offering price of $300.0 million, from time to time, through an ATM Facility. During the year ended December 31, 2024, we sold 926,049 shares of common stock under the ATM Facility for gross proceeds of $44.9 million, less commissions and other offering expenses of $1.4 million. During the year ended December 31, 2025, we sold 1,175,701 shares of common stock under the ATM Facility for gross proceeds of $67.6 million, less commissions and other offering expenses of $2.0 million. During the three months ended June 30, 2026, we sold 369,220 shares of common stock under the ATM Facility for gross proceeds of $29.7 million, less commissions and other offering expenses of $0.8 million. As of June 30, 2026, $157.8 million remained available for sale under the Sale Agreement.

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

In May 2026, we entered into the Revenue Share Agreement with BXLS, pursuant to which, in exchange for an upfront payment of $100.0 million, BXLS purchased the right to receive tiered Revenue Share Payments with respect to annual worldwide Net Sales of zumilokibart.

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

Our funding requirements and timing and amount of our operating expenditures will depend on many factors, including, but not limited to:

•
the rate of progress in the development of our zumilokibart, APG279, APG273, APG990, APG333, APG531 and APG808 programs;
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

Identifying potential programs and product candidates and conducting preclinical studies and clinical trials is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if ever. Accordingly, we may need to obtain additional funds to achieve our business objectives.

We do not have any committed external sources of funds. Although we have entered into the Revenue Share Agreement, additional milestone payments under the Revenue Share Agreement are subject to the satisfaction of conditions, which may not be met. And, adequate additional financing may not be available to us on acceptable terms, or at all.

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

As of June 30, 2026, we had $105.6 million of cash and cash equivalents, $866.4 million of marketable securities and $321.9 million of long-term marketable securities. Based on our current operating plan, as of the date of this Quarterly Report, we estimate that our existing cash, cash equivalents, marketable securities, and long-term marketable securities will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the issuance of our consolidated financial statements included elsewhere in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2026	2025
Net cash, cash equivalents, and restricted cash provided by (used in):
Operating activities	$(126,950)	$(110,506)
Investing activities	(417,212)	91,107
Financing activities	518,184	1,802
Net decrease in cash, cash equivalents, and restricted cash	$(25,978)	$(17,597)

Net Cash used in Operating Activities

Cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of operating assets and liabilities, which are generally attributable to timing of payments, and the related effect on certain account balances, operational and strategic decisions and contracts to which we may be a party.

For the six months ended June 30, 2026, operating activities used $127.0 million of cash, primarily due to a net loss of $160.0 million, amortization of discounts on marketable securities of $3.3 million, and net changes in operating assets and liabilities of $1.9 million. This was partially offset by non-cash charges of $33.8 million, $2.0 million, and $1.6 million for equity-based compensation, non-cash lease expense, and non-cash interest expense, respectively,

For the six months ended June 30, 2025, operating activities used $110.5 million of cash, primarily due to a net loss of $121.4 million, net changes in our operating assets and liabilities of $9.8 million and amortization of discounts on marketable securities of $4.1 million. This was partially offset by non-cash charges of $22.5 million and $1.8 million for equity-based compensation and lease expense, respectively.

Net Cash (used in) provided by Investing Activities

For the six months ended June 30, 2026, net cash used in investing activities was $417.2 million, primarily related to the $736.0 million purchase of marketable securities. This was partially offset by $318.8 million in maturities of marketable securities.

For the six months ended June 30, 2025, net cash provided by investing activities was $91.1 million primarily related to $241.8 million in maturities of marketable securities. This was partially offset by the $145.6 million purchase of marketable securities and $5.1 million purchase of property and equipment.

Net Cash provided by Financing Activities

For the six months ended June 30, 2026, financing activities provided $518.2 million of cash, primarily due to $377.4 million of net proceeds from the issuance of common stock, $97.8 million of proceeds from the Revenue Share Agreement with BXLS, $28.9 million of net proceeds from our ATM Facility, and $14.1 million of proceeds from the exercise of stock options and employee stock purchase plan purchases.

For the six months ended June 30, 2025, financing activities provided $1.8 million of cash, primarily related to the exercise of stock options.

Contractual Obligations and Other Commitments

We enter into contracts in the normal course of business with CROs, contract manufacturing organizations (“CMOs”) and other third parties for preclinical research studies and testing, clinical trials, manufacturing and other services. As of June 30, 2026, payments due upon cancellation consist only of payments for services provided and expenses incurred up to the date of cancellation, including non-cancelable obligations of our service providers and, in some cases, wind-down costs, or an exit fee. The exact amounts of such obligations are dependent on the timing of termination and the terms of the associated agreement. Accordingly, these payments are not disclosed as the amount and timing of such payments are not known.

Our agreements to license intellectual property include potential milestone payments that are dependent upon the development of products using the intellectual property licensed under the agreements and contingent upon the achievement of specific development and clinical milestones. As of June 30, 2026, we have incurred $17.0 million of the maximum aggregate potential milestone payments. We are also obligated to pay royalties to (i) Paragon at a royalty rate of a low single-digit percentage based on net sales of any products under the License Agreements, once commercialized and (ii) WuXi Biologics at a royalty rate of a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that are most critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements. While our significant accounting policies are described in more detail in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report, we believe that our most critical accounting policies are those relating to Research and Development Expenses, which are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgment and Estimates” in our Annual Report on Form 10-K. There have been no material changes to our critical accounting policies from those described in the Annual Report on Form 10-K apart from the estimates for our Revenue Share Liability as described below.

Revenue Share Liability

The revenue share liability represents amounts received from BXLS under the Revenue Share Agreement, which we account for as a debt financing under ASC 470. It is initially recorded net of debt issuance costs and subsequently measured using the effective interest method, with the carrying amount increasing for non-cash interest expense and decreasing as Revenue Share Payments are made to BXLS. Our estimates of future Revenue Share Payments involve a number of judgments and assumptions, including but not limited to the timing of regulatory approval and commercial launch of zumilokibart, projected net product sales, and market penetration. Key assumptions are reviewed at each reporting date and adjusted as needed. Changes in any one of these assumptions could materially impact the effective interest rate and carrying value of the liability, as well as the amount of non-cash interest expense recognized in future periods.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, short-term and long-term marketable securities of $1.3 billion as of June 30, 2026, which consisted primarily of U.S. Treasury Securities, Commercial Paper, U.S. Government Bonds, and Corporate Securities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of June 30, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act (as defined below) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
We may not complete the Merger within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.
•
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
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
•
We are substantially dependent on the success of our programs, zumilokibart (APG777), APG279, APG273, APG990, APG333, APG531 and APG808, and our ongoing and anticipated clinical trials of such programs may not be successful.
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

Risks Related to the Pending Merger

We may not complete the Merger within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.

The completion of the pending Merger is conditioned upon (i) the adoption of the Merger Agreement and approval of the Merger by the holders of at least a majority of the outstanding shares of our voting common stock, (ii) for so long as at least 6,061,821 shares of our non-voting common stock remain issued and outstanding, the adoption of the Merger Agreement and approval of the Merger by at least a majority of the outstanding shares of our non-voting common stock, (iii) the expiration or earlier termination of any waiting period (and any extension thereof) under the HSR Act and the filings specified on the Company Disclosure Schedule to the Merger Agreement (which will also include filings to be made to the U.K. Competition and Markets Authority under the U.K. Enterprise Act of 2002 or the European Commission under Article 22 of the EU Merger Regulation, in each case, if such authority indicates in writing to AbbVie that it has decided to formally investigate the Merger or has received a referral request, as applicable) and any voluntary commitment or agreement with the FTC, DOJ or any other governmental body not to consummate the Merger, (iv) the absence of legal restraints preventing or otherwise making illegal the consummation of the Merger, (v) the accuracy of representations and warranties that we made and compliance by us with covenants contained in the Merger Agreement, subject to qualifications, (vi) there not having been a “Material Adverse Effect” (as defined in the Merger Agreement) with respect to us since the date of the Merger Agreement that is continuing, and (vii) other customary conditions.

As previously disclosed in the Proxy Statement, we and Parent each filed a notification of the proposed Merger with the FTC and DOJ under the HSR Act on July 6, 2026. On August 5, 2026, the applicable waiting period under the HSR Act expired. The expiration of the waiting period under the HSR Act satisfies one of the conditions to the completion of the Merger.

Also as previously disclosed in the Proxy Statement, on July 7, 2026, Parent filed a notification under the German Act against Restraints of Competition 1957, as amended, with the FCO. As disclosed in the Proxy Supplement, Parent obtained from the FCO unconditional clearance for the Merger in Germany. In addition, as previously disclosed in the Proxy Statement, on July 7, 2026, Parent filed a notification under the Austrian Cartel Act 2005, as amended, with the Austrian Federal Competition Authority, for which the Phase 1 statutory review period expired on August 4, 2026. Accordingly, the closing conditions relating to the receipt of Regulatory Approvals with respect to the German Act against Restraints of Competition 1957, as amended, and the Austrian Cartel Act 2005, as amended, have been satisfied.

As previously disclosed in the Proxy Supplement, on July 27, 2026, Parent also filed a notification under the Australian Competition and Consumer Act 2010, as amended, with the ACCC, for which the Phase 1 statutory review period will expire on September 7, 2026, unless such period is terminated earlier by the ACCC. Completion of the Merger remains subject to the satisfaction or waiver of other customary closing conditions described in the Merger Agreement, including the receipt of any clearance, consent or affirmative approval applicable to the filings specified on the Company Disclosure Schedule to the Merger Agreement.

In addition, the Merger Agreement may be terminated under specified circumstances, including, but not limited to, a change in the recommendation of our board of directors or a termination of the Merger Agreement by us to enter into an agreement for a “Superior Proposal,” as defined in the Merger Agreement. We could also be required to pay Parent a termination fee of $381,273,716 if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. As a result, we cannot assure you that the Merger will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.

If the transaction is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices of our common stock reflect a market assumption that the transaction will be completed. The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our stockholders, employees, collaborators, regulators and other business partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The pendency of the Merger could adversely affect our business, financial results and/or operations.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the transaction will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following consummation of the transaction. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationships with vendors, manufacturers, regulators and other business partners. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in the completion of the transaction or termination of the Merger Agreement.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course and subjecting us to a variety of specified limitations absent Parent’s prior consent. These limitations include, among other things, restrictions on our ability to incur additional indebtedness, issue additional shares of our common stock outside of existing equity plans, repurchase shares, declare or pay dividends, acquire or dispose of assets or businesses (subject to limited exceptions), enter into or amend contracts and make capital expenditures above specified thresholds. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially and adversely affect our business, results of operations and financial condition.

In specified instances, the Merger Agreement requires us to pay a termination fee to Parent, which could require us to use available cash that would have otherwise been available for general corporate purposes.

Under the terms of the Merger Agreement, we may be required to pay Parent a termination fee of $381,273,716 if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending Merger.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending transaction. We must pay substantially all of these costs and expenses whether or not the transaction is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

Additional lawsuits may be filed against us and the members of our board of directors arising out of the Merger, which may delay or prevent the Merger.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our board of directors, Parent, AbbVie, AbbVie’s board of directors and others in connection with the transactions contemplated by the Merger Agreement. As disclosed in the Proxy Supplement filed on August 3, 2026, we have received demand letters from purported stockholders relating to disclosures made in the Proxy Statement. The outcome of litigation is inherently uncertain, and we may not be successful in defending against any such future claims. Additional lawsuits that may be filed against us, our board of directors, Parent, AbbVie, AbbVie’s board of directors could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially.

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

Developing biotechnology products is a very long, time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for our programs, zumilokibart, APG279, APG273, APG990, APG333, APG531 and APG808, and any future programs and product candidates. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities to launch any such product. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies to perform preclinical studies or clinical trials in addition to those that we are currently conducting or anticipate.

Because the design of our planned and anticipated clinical trials, as well as the outcome of our ongoing, planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of funding that will be necessary to successfully complete the development and commercialization of any program we develop. Our future capital requirements depend on many factors, including but not limited to:

•
the rate of progress in the development of our zumilokibart, APG279, APG273, APG990, APG333, APG531 and APG808 programs, including for expansion indications beyond AD, asthma and EoE;
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

Accordingly, we may require additional funding to achieve our business objectives. We do not have any committed external sources of funds. Although we have entered into the Revenue Share Agreement, additional milestone payments under the Revenue Share Agreement are subject to the satisfaction of conditions, which may not be met. And, adequate additional financing may not be available to us on acceptable terms, or at all. We may be required to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financing may dilute our stockholders or the failure to obtain such financing may restrict our operating activities. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our business. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect your rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through strategic collaborations, licensing arrangements, royalty financings or other collaborations with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. Our ability to raise additional capital may be adversely impacted by global macroeconomic conditions and volatility in the credit and financial markets in the United States and worldwide, including resulting from tariffs and trade restrictions, public health crises, the conflict between Russia and Ukraine or the conflicts in the Middle East. For example, escalating trade tensions, uncertainty around interest rates and regulatory uncertainty have caused significant market volatility in recent months, and particularly in the biotechnology and biopharmaceutical industries, which such volatility can have an adverse effect on the ability to raise capital. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may be required to delay, limit, suspend or terminate our product development programs. Our failure to raise capital as and when needed or on acceptable terms could also have a negative impact on any future commercialization efforts or we may be required to grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market ourselves.

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

We have incurred significant net losses in each period since we commenced operations in February 2022. We generated a net loss of $160.0 million for the six months ended June 30, 2026. As of June 30, 2026, we had an accumulated deficit of $721.7 million. We expect to continue to incur significant losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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
•
make milestone payments to Paragon under the License Agreements and licensing and royalty payments to WuXi Biologics under the Cell Line License Agreement and under any additional future collaboration or license agreements that we enter into;
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

We may not be entitled to obtain additional milestone payments under the BXLS Revenue Share Agreement, and we will be required to make payments to BXLS under the Revenue Share Agreement if the Merger is consummated.

In May 2026, we entered into the Revenue Share Agreement with BXLS. In addition to the $100.0 million we received at signing in exchange for BXLS’s right to receive tiered Revenue Share Payments with respect to annual worldwide Net Sales of zumilokibart, the Revenue Share Agreement made available to us up to an additional $700.0 million in milestone payments in exchange for additional Revenue Share Payments. However, these additional milestone payments are subject to the satisfaction of conditions related to our planned registrational monotherapy Phase 3 clinical trials of zumilokibart in patients with AD and zumilokibart’s receipt of marketing approval from the FDA for the treatment of AD on or prior to December 31, 2030. Should we not satisfy the conditions of the applicable milestones, or if we fail to meet our obligations or default under this agreement, the actual amount of additional milestone payments to us could be substantially less than the maximum amounts available thereunder.

Further, consummation of the Merger would trigger the change of control provisions of the Revenue Share Agreement, thereby requiring us to pay a specified amount to BXLS. Such amounts will be credited against future Revenue Share Payments otherwise payable to BXLS following the consummation of the Merger. In the alternative, in lieu of the required change of control payment, we have the option to exercise a Buy-Back Option. If we exercise a Buy-Back Option, BXLS’s revenue participation rights will be adjusted downward in accordance with the Revenue Share Agreement.

Under the Revenue Share Agreement, we have also granted to BXLS a back-up security interest in certain collateral related to the Revenue Share Payments and zumilokibart product rights to secure our obligations under the Revenue Share Agreement. If we are unable to comply with our obligations, BXLS may be entitled to exercise remedies with respect to such collateral, including taking possession of such collateral, which could significantly harm our business, financial condition and results of operations. This backup security interest will terminate upon the later of (a) a change of control with a permitted transferee and (b) BXLS’s receipt of the applicable change of control payment.

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

We are substantially dependent on the success of our product candidates, zumilokibart, APG279, APG273, APG990, APG333, APG531 and APG808, and our ongoing and anticipated trials may not be successful.

Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, our product candidates, including zumilokibart, APG279, APG273, APG990, APG333, APG531 and APG808. We are investing a majority of our efforts and financial resources into the research and development of these product candidates and currently have ongoing clinical trials in zumilokibart, APG279, APG990 and APG333. The success of our product candidates is substantially dependent on observing a longer half-life of our product candidates in humans than other mAbs currently marketed and in development as we believe this longer half-life has the potential to result in a more favorable dosing schedule for our product candidates, assuming they successfully complete clinical development and obtain marketing approval. This is based in part on the assumption that the longer half-life we have observed in non-human primates (“NHPs”) will translate into an extended half-life of our product candidates in humans. To the extent we do not observe this extended half-life when we dose humans with our product candidates or if there are unexpected tolerability issues, including when dosed in combination, it would significantly and adversely affect the clinical and commercial potential of our product candidates.

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

The success of our product candidates will depend on a variety of factors. We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. Accordingly, we cannot assure you that we will ever be able to generate revenue through the sale of these products, even if approved. If we are not successful in commercializing zumilokibart, APG279, APG273, APG990, APG333, APG531 and APG808 including potential combinations of certain of our product candidates, or are significantly delayed in doing so, our business will be materially harmed.

If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our product candidates may be delayed and our expenses may increase and, as a result, our stock price may decline.

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement, receipt of interim results or completion of scientific studies and clinical trials, such as the expected timing for Phase 2 Part B maintenance data, initiation of the Phase 3 trial of zumilokibart for AD, initiation of clinical trials of zumilokibart for asthma and EoE, and the Phase 1b head-to-head clinical trial of APG279 against DUPIXENT in AD, as well as the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. For example, we plan to conduct clinical trials in asthma and EoE with trial designs informed by the Phase 2 APEX Part B clinical trial of zumilokibart, as well as the Phase 1b clinical trial of zumilokibart in asthma, which has delayed the previously communicated initiation timing of the zumilokibart Phase 2b clinical trials in asthma and EoE. This change in milestone timing and any inability to meet other milestones as publicly announced, or at all, may delay the commercialization of our product candidates or commercialization may never be achieved and, as a result, our stock price may decline. Additionally, delays relative to our projected timelines are likely to cause overall expenses to increase, which may require us to raise additional capital sooner than expected and prior to achieving targeted development milestones.

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

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects, adverse events or unexpected characteristics. While our preclinical studies in NHPs and those of our clinical trials for which we have disclosed data have not shown any such characteristics to date, we cannot assure you that the results of our clinical trials will not reveal such characteristics. If significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to such trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more programs altogether. For example, certain drugs targeting IL‑13, including zumilokibart, in the APEX Phase 2 clinical trial, or IL-4Rα have demonstrated increased conjunctivitis in patients with AD. We, the FDA or other applicable regulatory authorities, or an IRB, may suspend any clinical trials of any program at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential products developed in the biotechnology industry that initially showed therapeutic promise in early-stage studies and trials have later been found to cause side effects that prevented their further development. Other potential products have shown side effects in preclinical studies, which side effects do not present themselves in clinical trials in humans. Even if the side effects do not preclude the program from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. In addition, an extended half-life could prolong the duration of undesirable side effects, which could also inhibit market acceptance. TEAEs could also affect patient recruitment or the ability of enrolled subjects to complete our clinical trials or could result in potential product liability claims. Potential side effects associated with our programs may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from our programs may not be normally encountered in the general patient population and by medical personnel. In addition, safety issues associated with competing products that target similar pathways could result in the FDA or comparable foreign regulatory authorities imposing restrictions on our clinical trials or product labeling or denying approval of our products. Any of these occurrences could harm our business, financial condition, results of operations and prospects significantly.

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

For example, we are initially focused on our current programs, zumilokibart, APG279, APG273, APG990, APG333, APG531 and APG808, alone or in combination. As a result, we may forgo or delay pursuit of opportunities with other programs that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular program, we may relinquish valuable rights to that program through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such program.

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

We are highly dependent on our key personnel and, if the Merger is not completed, anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

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

The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. The Merger may make it more difficult to attract and retain qualified employees due to the uncertainty about whether or when the transaction will close and the impact of the Merger on our employees. Furthermore, replacing executive officers and key personnel may be difficult and may take an extended period of time. If we do not succeed in attracting and retaining qualified personnel, it could materially adversely affect our business, financial condition and results of operations. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

Lastly, if our trademarks and trade names are not registered or adequately protected, then we may not be able to use our trademarks or trade names or build name recognition in our markets of interest and our business may be adversely affected. Third parties may file oppositions to our trademark applications in various jurisdictions around the world, and if those third-party oppositions are successful, we may not be able to secure protection for our names or logos in those jurisdictions. Further, third parties may initiate trademark-related court proceedings in certain jurisdictions, depending on the circumstances in each jurisdiction, alleging that we have infringed their trademarks, depreciated goodwill they have built up with consumers, and/or confused consumers by passing off our products as those of the third party. If those third parties are successful in such proceedings, we may be enjoined from using our names or logos in those jurisdictions and may have to pay associated damages to the third party. Such opposition proceedings and court proceedings, regardless of the outcome, may cause us to incur significant legal expenses and divert some of our personnel from other business concerns.

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

The net proceeds from the IPO have been used and are expected to be used primarily to fund our clinical trials, including our Phase 2 trial, and manufacturing of our zumilokibart product candidate, fund our preclinical studies, clinical trials and manufacturing of our APG808 program, fund our preclinical studies, clinical trials and manufacturing of our APG990 program and fund our preclinical studies of our other programs. We intend to use the remainder for our additional research and development activities, as well as for capital expenditures, working capital and general corporate purposes. There has been no material change in our intended use of proceeds from our IPO as described in the final prospectus for our IPO filed with the SEC pursuant to Rule 424(b) under the Securities Act on July 17, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the fiscal quarter ended June 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

The exhibits filed or furnished as part of this Quarterly Report are set forth below.

Exhibit Number	Description of Exhibit

2.1

Contribution and Exchange Agreement, effective July 13, 2023, by and among the Company and the Unit Holders named therein (filed with the SEC as Exhibit 2.1 to the Company’s Form 10-Q filed on August 28, 2023).

2.2+

Agreement and Plan of Merger, dated as of June 18, 2026, by and among Apogee Therapeutics, Inc., Andor LLC, Andor Merger Co., and AbbVie Inc., solely for the limited purposes set forth therein (filed with the SEC as Exhibit 2.1 to the Company’s Form 8-K filed on June 22, 2026).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed with the SEC as Exhibit 3.1 to the Company’s Form 10-Q filed on August 28, 2023).

3.2	Amended and Restated Bylaws of the Registrant (filed with the SEC as Exhibit 3.2 to the Company’s Form 10-Q filed on August 28, 2023).

4.1	Form of Common Stock Certificate of the Registrant (filed with the SEC as Exhibit 4.1 to the Company’s Form S-1/A filed on July 3, 2023).

4.2	Registration Rights Agreement, dated July 13, 2023, by and among the Company and the Investors named therein (filed with the SEC as Exhibit 4.2 to the Company’s Form 10-Q filed on August 28, 2023).

4.3	Form of Pre-Funded Warrant (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 10, 2025).

10.1*#	Revenue Participation Right Purchase and Sale Agreement, dated May 26, 2026, by and between the Company and Annapurna Aggregator L.P., an affiliate of funds managed by Blackstone Life Sciences.

10.2+#

Antibody Discovery Agreement, dated June 17, 2026, by and between Paragon Therapeutics, Inc. and Apogee Therapeutics, Inc. (filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2026).

10.3+#

License Agreement, dated June 17, 2026, by and between Paragon Therapeutics, Inc. and Apogee Therapeutics, Inc. (filed with the SEC as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 22, 2026).

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

99.1

Voting Agreement, dated as of June 18, 2026, by and among AbbVie Inc., Andor LLC, Andor Merger Co., Fairmount Healthcare Fund II L.P., Venrock Healthcare Capital Partners III, L.P., VHCP Co-Investment Holdings III, LLC and Venrock Healthcare Capital Partners EG, L.P. (filed with the SEC as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 22, 2026).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

+ Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted exhibits or schedules upon request.

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

Apogee Therapeutics, Inc.

Date: August 10, 2026	By:	/s/ Michael Henderson, M.D.
Michael Henderson, M.D. Chief Executive Officer (principal executive officer)

Date: August 10, 2026	By:	/s/ Jane Pritchett Henderson
Jane Pritchett Henderson Chief Financial Officer (principal financial and accounting officer)